Form 10KSB
period 1991-12-31
KIMBELL DECAR CORP
filed 1998-10-23
CIK 797329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-91
                        Commission file number 33-7075-LA

                           KIMBELL - deCAR CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

               COLORADO                           33-0179781
               ----------------------             -------------------
               (State of incorporation)           (I.R.S. Employer
                                                  Identification No.)

                1820 SHARPLESS DRIVE, LA HABRA HEIGHTS, CA 90631
                -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: None

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: NONE

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class: Common No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes                            No  X

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.       X

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                           ______ Yes                ___X____ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1991:  $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1991: 30,000,000

                                     PART 1

Item 1.           Business

         The Company was incorporated under the laws of the State of Colorado. Since its inception, the Company was engaged primarily in organizational activities, including the raising of initial financing and initiating activities related to the importation of men's and ladies clothing and related products on behalf of wholesales purchaser customers located in the United States (the "U.S. Customers"). The business failed in 1990 and the Company has been inactive since then. The Company's executive offices are located at 1820 Sharpless Drive, La Habra Heights, California 90631, with a mailing address of P.O. Box 873, La Habra Heights, California 90633.

         No significant business activity was conducted by the Company during the fiscal year. As a result, no income was realized by the Company in its last fiscal year.

         The Company was inactive and presently does not participate in any industry segment. The Company had no material revenues, or operating profits or identifiable assets attributable to its industry segment.

Item 2.           PROPERTY

         The Company does not have any formal offices at year end.
         Records are maintained and mail received at 1820 Sharpless Drive, La Habra Heights, CA 90631. The company owns no real property.

Item 3.           LEGAL PROCEEDINGS

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1991.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                                 1991                          HIGH     LOW

                           First quarter                      *          *
                           Second quarter                     *          *
                           Third quarter                      *          *
                           Fourth quarter                     *          *

                                 1990                          HIGH     LOW

                           First quarter                      *          *
                           Second quarter                     *          *
                           Third quarter                      *          *
                           Fourth quarter                     *          *

                                 1989                          HIGH     LOW

                           First quarter                      *          *
                           Second quarter                     *          *
                           Third quarter                      *          *
                           Fourth quarter                     *          *

* No quotations reported

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         As of December 31, 1991, there were 40 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income or revenues in 1991.

                  LIQUIDITY AND CAPITAL RESOURCES

         The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

                  RESULTS OF OPERATIONS

1991 Compared to 1990

         During the fiscal year ended December 31, 1991, the Company had no revenues, incurred $0 in general and administrative expenses, and accrued $0 for services of officers. In 1990, the Company had $7,209 in Revenues and $168 in gross profit. The Company incurred $9,323 in operating expenses, and $0 for services rendered by officers. At present, the Company has no business, income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1991 was ($1,670) compared to the 1990 loss on operations of ($9,738).

1990 Compared to 1989

         During the fiscal year ended December 31, 1990, the Company had $7,209 in revenues and $168 in gross profit. In 1990 it incurred $9,323 expenses, and $0 for services contributed by officers. In 1989 the Company had $18,158 in revenues and a gross profit of $2,880. It incurred $65,651 in operating expenses, including $48,000 for salaries of officers. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1990 was ($9,738) compared to the 1989 loss on operations of ($47,653).

Item 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Please refer to pages F-1 through F-10.

Item 8.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT

         The directors and executive officers of the Company as of December 31, 1991, are as follows:

          NAME                         AGE                  POSITION
-----------------                      ---                ----------------------
Virgil K. Kimbell                       71                President and Director


         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         VIRGIL K. KIMBELL has served as President and as a Director, and has been a Principal Shareholder of the Company, since its inception. From 1970 until the inception of the Company, Mr. Kimbell was self-employed as a sales and marketing representative, operating under the business name of VKC Company, which he has operated as a sole proprietorship, operating out of La Habra Heights, California, performing sales and marketing functions and related consulting services, working closely with the management of various apparel manufacturers, both within and outside of the United States. Until March of 1986, Mr. Kimbell served as the sole employee of VKC, which currently employs three persons, including Mr. Kimbell, on a commission basis. VKC is currently an agent for Fox River Mills of Osage, Iowa, Moretz Mills of Newton, North Carolina, Reliable of Milwaukee, Milwaukee, Wisconsin, and was for four years, from 1978 to 1981, the head of development for Lane Walker Rudkin of Christchurch, New Zealand, for their knitted outwear U.S.A. division. VKC operates solely in the domestic market and has not transacted business with or participated in any overseas arrangements or ventures with the exception of work performed for Lane Walker Rudkin, through their U.S. office in San Francisco, nor does it intend to do so. From 1960 to 1970, Mr. Kimbell was employed by Ripon Knitting Works of Ripon, Wisconsin, an apparel manufacturer, where he was eventually promoted to the position of Executive Vice President.

Item 10.          EXECUTIVE COMPENSATION

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1991 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                                     Annual Compensation                                          Awards
====================================================================================================================================
Name and                  Year           Salary             Bonus          Other Annual                Restricted         Securities
Principal                                ($)                ($)            Compensation                Stock              Underlying
Position                                                                   ($)                         Award(s)           Options/
                                                                                                       ($)                SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Virgil K.                 1991           0                  0              0                           0                       0
Kimbell,
President
                        ------------------------------------------------------------------------------------------------------------
                          1990           $48,000*           0              0                           0                       0

====================================================================================================================================

         * accrued but not paid

         Option/SAR Grants Table (None)

         Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                                     Cash Compensation                                   Security Grants
=================================================================================================================================
Name                                  Annual              Meeting           Consulting              Number          Number of
                                      Retainer            Fees              Fees/Other              of              Securities
                                      Fees ($)            ($)               Fees ($)                Shares          Underlying
                                                                                                    (#)             Options/SARs(#)
---------------------------------------------------------------------------------------------------------------------------------
A. Director                           0                   0                 0                       0               0
Virgil K. Kimbell
=================================================================================================================================

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 1991, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

      Stock                Names and Address                           Beneficial                Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                 OF CLASS
-----------------          --------------------                        ------------              --------

Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA

Common                     Gerald de Carvahlo                          12,500,000                42%
                           9930 Tecum Road
                           Downey, CA  90240


                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT (CONTINUED)

         The following table sets forth information, as of December 31, 1991, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

      Stock                Names and Address                          Beneficial               Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                        OWNERSHIP                OF CLASS
-----------------          ----------------------                     -----------              ----------
Common                     Virgil K. Kimbell                          12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA

                           Officers and Directors as a group                                     42%

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
                  ----------------------------------------------
                  None.

                                     PART IV

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K: None
                  2.       Exhibits:

                                      INDEX
                                                      Form 10-K
Regulation                                            Consecutive
S-K NUMBER        EXHIBIT                             PAGE NUMBER
-----------       ---------------------------         --------------------------
3.1               Articles of Incorporation           *Incorporated by reference
                                                       to Registration Statement
                                                       #33-7075-LA

3.2               Bylaws                              *Incorporated by reference
                                                       to Registration Statement
                                                       #33-7075-LA

27.1              Financial Data Schedule              EX-27.1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KIMBELL - DECAR CORPORATION
                                            (Registrant)

Date: October 22, 1998
                                            /s/Virgil K. Kimbell
                                            -----------------------------------
                                            Virgil K. Kimbell, President

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            KIMBELL - DECAR CORPORATION
                                            (Registrant)
Date: October 22, 1998

                                            /s/Virgil K. Kimbell
                                            ------------------------------------
                                            Virgil K. Kimbell, Director

                            DORAN PECK, C.P.A., P.C.
                       2121 South Oneida Street, Suite 636
                                Denver, CO 80224

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of Kimbell-DeCar Corporation:

We have audited the accompanying balance sheets of Kimbell-DeCar Corporation as of December 31, 1995, 1994, 1993, 1992, and 1991 and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kimbell-DeCar Corporation as of December 31, 1995, 1994, 1993, 1992, and 1991, and the results of its operations for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, working capital deficiency, and capital deficiency raise substantial doubts about its ability to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, raising capital as may be required, and ultimately to attain successful operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Doran Peck, C.P.A., P.C.
Denver, Colorado
May 28, 1996

                            KIMBELL-DECAR CORPORATION

                          (A development stage Company)


                              FINANCIAL STATEMENTS

                  DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)


KIMBELL-DECAR CORPORATION
(A Development Stage Company)
Balance Sheets
December 31, 1995, 1994, 1993, 1992 AND 1991


                                      1995                  1994                  1993                  1992                   1991
                                      ----                  ----                  ----                  ----                   ----
ASSETS
Current Assets

Cash                                   0                     0                     0                     0                       0

Fixed Assets:

Offices                                0                     0                 6,901                 6,901                   6,901
Equipment

Less
Accumulated
Deprec.                                0                     0               (6,901)               (6,901)                 (6,901)

Net Fixed
Assets                                 0                     0                     0                     0                       0
                               -------------------   -------------------   -------------------   -------------------   -------------
Total Assets                           0                     0                     0                     0                       0
                               ===================   ===================   ===================   ===================   =============

                                                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts
Payable-
Officer                            40,135                39,635                39,530                39,430                  39,438

Accrued
Compensation                      112,000               112,000               112,000               112,000                 112,000
                               -------------------   -------------------   -------------------   -------------------   -------------

Total Current
Liabilities                       152,135               151,635               151,530               151,438                 151,438
                               -------------------   -------------------   -------------------   -------------------   -------------

Stockholders' Deficiency:

Common Stock-
1,000,000,000
shares authorized, no
par value, 30,00,000
shares issued and
outstanding                       177,833               177,833               177,833               177,833                 177,833


Deficit Accumulated
during the development
stage                            (329,968)             (329,468)             (329,363)             (329,271)               (329,271)
                                 ---------             ---------             ---------             ---------                --------

Total Stockholders'
Deficiency                       (152,135)             (151,635)             (151,530)             (151,438)               (151,438)
                                 ---------             ---------             ---------             ---------               ---------

Total Liabilities
and Stockholders'
Deficiency                              0                     0                     0                     0                       0
                        ===================   ===================   ===================   ===================   ====================


                                                               See Notes to Financial Statements.





KIMBELL-DECAR CORPORATION
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 1995, 1994, 1993, 1992 and 1991



                                                            1995           1994            1993           1992             1991
                                                            ----           ----            ----           ----             ----

Revenues                                                      0               0              0              0                   0

Operating Expenses:

Professional Fees                                           500               0              0              0                   0

Depreciation                                                  0               0              0              0               1,432

Bank Charges &
Miscellaneous Expenses                                        0             105             92              0                 238

Total Operating Expenses                                  (500)           (105)           (92)              0              (1,670)
                                                   ============  ==============   ============   ============              =======


                                                               See Notes to Financial Statements.


                                                                               F-4

KIMBELL-DECAR CORPORATION
(A Development Stage Company)
Statement of Stockholders' Deficiency

                                                                  Common               Accumulated
                                          Shares                  Stock                Deficit                  Total
                                         ------------             -----------          -----------              ------


Issuance of Stock to
Founders                                  25,000,000              $ 2,500                                       $  2,500

Public Stock
Offering                                   5,000,000              175,333                                        175,333

Net Loss-April 22,
1986 to December 31,
1986                                                                                   ($ 24,388)               ( 24,388)

Balance at December
31, 1986                                  30,000,000              177,833              (  24,388)                153,445



Net Loss 1987                                                                          ( 133,090)               (133,090)
                                          ---------------------   ------------------   ----------               ---------

Balance at December
31, 1987                                  30,000,000              177,833               (157,478)                  20,355



Net Loss 1988                                                                           (113,921)               (113,921)
                                          ---------------------   ------------------   ----------               ---------

Balance at December
31, 1988                                  30,000,000              177,833               (271,399)               ( 93,566)



Net Loss 1989                                                                          (  47,653)               ( 47,653)
                                          ---------------------   ------------------   ----------               ---------

Balance at December
31, 1989                                  30,000,000              177,833              ( 319,052)               (141,219)



Net Loss 1990                                                                          (  10,538)               ( 10,538)
                                          ---------------------   ------------------   ----------               ---------

Balance at December
31, 1990                                  30,000,000              $177,833             ($329,590)               ($151,757)



Prior period adjustment
(provision for income taxes payable
eliminated)                                                                                1,989                    1,989



Net Loss 1991                                                                          (   1,670)               (   1,670)
                                          ---------------------   ------------------   ----------               ----------

Balance December 31,
1991                                      30,000,000              177,833              ( 329,271)               ( 151,438)


Net Loss 1992                                                                                   0                       0
                                          ---------------------   ------------------   -----------               ---------
Balance December 31,
1992                                      30,000,000              177,833              ( 329,271)               ( 151,438)



                                                                               F-5

Net Loss 1993                                                                          (      92)               (      92)
                                          ---------------------   ------------------   ----------               ----------

Balance December 31,
1993                                      30,000,000              177,833              ( 329,363)               ( 151,530)



Net Loss 1994                                                                          (      105)              (     105)
                                          ---------------------   ------------------   -----------              ----------
Balance December 31,
1994                                      30,000,000              177,833              (  329,468)              ( 151,635)


Net Loss 1995                                                                          (      500)              (     500)
                                          ---------------------   ------------------   -----------              ----------

Balance December 31,
1995                                      30,000,000              177,833              (  329,968)              ( 152,135)
                                          ==========              =======              ===========              ==========



                                                                               F-6




KIMBELL-DECAR  CORPORATION (A Development Stage Company) Statement of Cash Flows
For the Years Ended  December  31,  1990 and 1989 and the Period  April 22, 1986
(Date of Inception) to December 31, 1988


                                                                1990                    1989                     1988
                                                            ----------------------  ----------------------   --------

Cash Flows From Operating
Activities:

Cash Collected From Customers                               $   7,209               $  18,158                $ 232,152

Cash Paid to Suppliers and
Employees                                                   (   7,041)                (14,561)               ( 177,354)

Other Cash Expenses                                         (     575)                ( 1,691)               ( 211,178)

Interest Paid                                               (     583)                ( 3,417)               (   7,724)

Interest Received                                                                                                2,299

Net Cash Applied to Operating
Activities                                                  (     990)                ( 1,511)               ( 161,805)



Cash Flows From Investing
Activities:

Proceeds From Sale of Vehicle                                                                                    8,500

Capital Expenditures                                                                                         (  21,815)

Cash Flows From Financing
Activities:

Proceeds From Issuance of
Common Stock                                                                                                   177,833



Increase (Decrease) in Cash                                 (     990)                ( 1,511)                   2,713



Cash, Beginning of Period                                       1,202                   2,713                        0
                                                            ---------               ---------                ---------

Cash, End of Period                                         $     212               $   1,202                $   2,713
                                                            =========               =========                =========


                                                               See Notes to Financial Statements

                                                                               F-7



                                                            KIMBELL-DECAR CORPORATION
                                                      Statement   of  Cash  Flows  Years
                                            Ended August 31, 1995, 1994, 1993, 1992 and 1991



                                                        1995             1994             1993             1992          1991
                                                        ----             ----             ----             ----          ----

Cash flows from operating activities:

Net Loss                                                 (500)            (105)            ( 92)                     0   (1,670)
                                                        ------           ------           ------           -----------   -------

Adjustments to reconcile net income
to net cash provided by operating
activities:

Depreciation                                                                                                               1,432

Increase in accounts payable
                                                          500              105               92                      0        26
                                                        -----            -----            -----            -----------   -------

Total adjustments                                         500              105               92                      0     1,458
                                                        -----            -----            -----            -----------   -------

Net cash provided by (used
in) operating activities                                    0                0                0                      0    ( 212)
                                                        -----            -----            -----            -----------   -------

Net increase (decrease) in
cash                                                        0                0                0                      0    ( 212)
                                                        -----            -----            -----            -----------   -------

Cash at beginning of year                                   0                0                0                      0      212
                                                        -----            -----            -----            -----------   -------

Cash at end of year                                         0                0                0                      0        0
                                                        =====            =====            =====            ===========   =======


                                                See accompanying notes to financial statements
                                                                       F-8

KIMBELL-DECAR CORPORATION
(A Development Stage Company)
Notes to Financial Statements


Note A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization

The Company was incorporated on April 22, 1986 under the laws of the State of Colorado for the principal purpose of engaging in the importation of men's and ladies' clothing and related products and accessories for wholesale purchasers in the United States. The company completed a public stock offering in November, 1986. Although the Company has commenced its principal business operations, the revenues therefrom are not significant enough to warrant a reclassification from the status of a company in the development stage.

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to raise additional capital as may be require and ultimately to attain successful operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note B - STOCKHOLDERS' EQUITY

Of the 1,000,000,000 shares of no par value common shares authorized, 30,000,000 shares are issued and outstanding at December 31, 1995. On June 23, 1986,
25,000,000 shares were issued to the founders of the Company for $2,500. On November 19, 1986, the Company completed a public stock offering of 5,000,000 shares at a total purchase price of $250,000. Offering costs of $74,667 were offset against the proceeds.

KIMBELL-DECAR CORPORATION
(A Development Stage Company)
Notes to Financial Statements


Note C - RELATED PARTY TRANSACTIONS

Accounts payable-officer represents advances to the Company by the Company's President.

Due to the financial condition of the Company, the President has not been paid a salary since September 1987. The accrued compensation has been shown as a liability in the accompanying balance sheets.

The Company is provided office space, rent free, by the President of the Company. As the Company's activities are minimal, the value of any rent would be immaterial.


Note D - SUBSEQUENT EVENTS

In May, 1996 the President advanced an additional $500 for professional accounting services.