Form 10KSB
period 1992-12-31
KIMBELL DECAR CORP
filed 1998-10-23
CIK 797329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-92
                        Commission file number 33-7075-LA

                           KIMBELL - deCAR CORPORATION
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

                    COLORADO                   33-0179781
                   ----------------------   ------------------
                    (State of incorporation) (I.R.S. Employer
                                              Identification No.)

                1820 SHARPLESS DRIVE, LA HABRA HEIGHTS, CA 90631
                    ----------------------------------------
              (Address of principal executive offices) (Zip Code)

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

                           ______ Yes                ___X____ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1992:  $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1992: 30,000,000

                                     PART 1

Item 1.           Business

         The Company was incorporated under the laws of the State of Colorado. Since its inception, the Company was engaged primarily in organizational activities, including the raising of initial financing and initiating activities related to the importation of men's and ladies clothing and related products on behalf of wholesales purchaser customers located in the United States (the "U.S. Customers"). The business failed in 1990 and the Company has been inactive since then. The Company's executive offices are located at 1820 Sharpless Drive, La Habra Heights, California 90631, with a mailing address of P.O. Box 873, La Habra, California 90633.

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

Item 3.           LEGAL PROCEEDINGS

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1992.

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

                                 1992                          HIGH     LOW

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

         As of December 31, 1992, there were 40 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income or revenues in 1992.

                  LIQUIDITY AND CAPITAL RESOURCES

         The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

                              RESULTS OF OPERATIONS

1992 Compared to 1991

         During the fiscal year ended December 31, 1992, the Company incurred $0 in general and administrative expenses, and accrued $0 for services of officers. In 1991, the Company incurred $238 in General and Administrative expenses, $1,432 in depreciation, and $0 for services rendered by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1992 was $0 compared to the 1991 loss on operations of ($1,670).

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

         The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE   REGISTRANT

         The directors and executive officers of the Company as of December 31, 1992, are as follows:

          NAME                             AGE               POSITION
------------------                        -----           ---------------------
Virgil K. Kimbell                           72            President and Director

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

Item 10.          EXECUTIVE COMPENSATION

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1992 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES


                                            Annual Compensation                                  Awards
====================================================================================================================================
Name and                  Year           Salary              Bonus          Other Annual                Restricted        Securities
Principal                                ($)                 ($)            Compensation                Stock             Underlying
Position                                                                    ($)                         Award(s)          Options/
                                                                                                        ($)               SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Virgil K.                 1992           0                   0              0                           0                       0
Kimbell, President
                        ------------------------------------------------------------------------------------------------------------
                          1991           0                   0              0                           0                       0
                        ------------------------------------------------------------------------------------------------------------
                          1990           $48,000*            0              0                           0                       0
====================================================================================================================================

         * accrued

         Option/SAR Grants Table (None)

         Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                                    DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for  compensation of Officers who are also Directors which  Compensation is listed in Summary Compensation Table of Executives)
                                                   Cash Compensation                                   Security Grants
====================================================================================================================================
Name                                  Annual              Meeting           Consulting              Number          Number of
                                      Retainer            Fees              Fees/Other              of              Securities
                                      Fees ($)            ($)               Fees ($)                Shares          Underlying
                                                                                                    (#)             Options/SARs(#)
------------------------------------------------------------------------------------------------------------------------------------
A. Director                           0                   0                 0                       0               0
Virgil K. Kimbell
====================================================================================================================================


Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 1992, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


      Stock                Names and Address                           Beneficial               Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                OF CLASS
---------------            ---------------------                       -----------              ----------
Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA

Common                     Gerald de Carvahlo                          12,500,000                42%
                           9930 Tecum Road
                           Downey, CA  90240


                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

         The following table sets forth information, as of December 31, 1992, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

      Stock        Names and Address              Beneficial            Percent
TITLE OF CLASS   OF BENEFICIAL OWNER              OWNERSHIP             OF CLASS
--------------   ---------------------            --------------        --------
Common           Virgil K. Kimbell                12,500,000                42%
                 1820 Sharpless Dr.
                 La Habra Heights, CA

                 Officers and Directors as a group                          42%


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

                                            KIMBELL - DECAR CORPORATION
                                            (Registrant)

Date: October 22, 1998
                                             /s/Virgil K. Kimbell
                                            --------------------------
                                            Virgil K. Kimbell, President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            KIMBELL - DECAR CORPORATION
                                           (Registrant)

Date: October 22, 1998

                                            /s/Virgil K. Kimbell
                                            ----------------------------
                                            Virgil K. Kimbell, Director

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