Form 10KSB
period 1993-12-31
KIMBELL DECAR CORP
filed 1998-10-23
CIK 797329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-93
                        Commission file number 33-7075-LA

                           KIMBELL - deCAR CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

                         COLORADO                33-0179781
                       ------------------        -----------------
                    (State of incorporation)    (I.R.S. Employer
                                                 Identification No.)

                1820 SHARPLESS DRIVE, LA HABRA HEIGHTS, CA 90631
                 ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                           ______ Yes                ___X____ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1993:  $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1993: 30,000,000

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

Item 3.           LEGAL PROCEEDINGS

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1993.

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

                                 1993                          HIGH     LOW

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

         As of December 31, 1993, there were 40 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income or revenues in 1993.

                  LIQUIDITY AND CAPITAL RESOURCES

         The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

                  RESULTS OF OPERATIONS

1993 Compared to 1992

         During the fiscal year ended December 31, 1993, the Company incurred $92 in general and administrative expenses, and accrued $0 for services of officers. In 1992, the Company incurred $0 in General and Administrative expenses, and $0 for services rendered by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1993 was ($92) compared to the 1992 loss on operations of ($0).

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

                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT AND COMPLIANCE WITH SECTION 16(A)

         The directors and executive officers of the Company as of December 31, 1993, are as follows:

          NAME                         AGE                  POSITION
--------------------               ----------            ----------------------
Virgil K. Kimbell                      73                President and Director


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

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

         a.       Virgil K. Kimbell                President and Director

         2. For each person, listed by subparagraph letter above:

Number of late         Number of                            Known failures
REPORTS                transactions not                     TO FILE FORMS
                       reported on a
                       TIMELY BASIS

a.       1              none                                Annual Form 5 (1993)

Item 10.          EXECUTIVE COMPENSATION

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1993 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                                             Annual Compensation                                  Awards
====================================================================================================================================
Name and                  Year           Salary             Bonus          Other Annual                Restricted         Securities
Principal                                ($)                ($)            Compensation                Stock              Underlying
Position                                                                   ($)                         Award(s)           Options/
                                                                                                       ($)                SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------
Virgil K.                 1993           0                  0              0                           0                       0
Kimbell,
President
                        ------------------------------------------------------------------------------------------------------------
                          1992           0                  0              0                           0                       0
                        ------------------------------------------------------------------------------------------------------------
                          1991           0                  0              0                           0                       0
====================================================================================================================================

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
Virgil K. Kimbell
====================================================================================================================================

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 1993, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

      Stock                Names and Address                           Beneficial                Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                 OF CLASS
-----------------          --------------------                        -----------               --------
Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA

Common                     Gerald de Carvahlo                          12,500,000                42%
                           9930 Tecum Road
                           Downey, CA  90240


                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT (CONTINUED)

         The following  table sets forth  information,  as of December 31, 1993, with respect to the  beneficial  ownership of the  Company's no par value common stock by the directors and officers of the Company,  both  individually and as a group.
      Stock                Names and Address                           Beneficial                Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                 OF CLASS
----------------           -----------------------                     -----------               -----------
Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA

                           Officers and Directors as a group                                     42%


Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
                  ----------------------------------------------
                  None.

                                     PART IV

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K: None

                  2.       Exhibits:


                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K NUMBER               EXHIBIT                      PAGE NUMBER
-------------     -------------------------           -------------------------
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