Form 10KSB
period 1995-12-31
KIMBELL DECAR CORP
filed 1998-10-23
CIK 797329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-95
                        Commission file number 33-7075-LA

                           KIMBELL - deCAR CORPORATION
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

                       COLORADO                   33-0179781
                     ----------------------       ----------------
                    (State of incorporation)      (I.R.S. Employer
                                                  Identification No.)

                1820 SHARPLESS DRIVE, LA HABRA HEIGHTS, CA 90631
             -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                           ______ Yes                ___X____ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995:  $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1995: 30,000,000

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

Item 3.           LEGAL PROCEEDINGS

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1995.

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

                                 1995                          HIGH     LOW

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

         As of December 31, 1995, there were 40 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income or revenues in 1995. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

                  RESULTS OF OPERATIONS

1995 Compared to 1994

         During the fiscal year ended December 31, 1995, the Company incurred $500 in general and administrative expenses, and accrued $0 for services of officers. In 1994, the Company incurred $105 in General and Administrative expenses, and $0 for services rendered by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1995 was ($500) compared to the 1994 loss on operations of ($105).

1994 Compared to 1993

         During the fiscal year ended December 31, 1994, the Company incurred $105 general and administrative expenses, and $0 for services contributed by officers. In 1993 the Company incurred $92 in General and Administrative expenses, and $0 for services rendered by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1994 was ($105) compared to the 1993 loss on operations ($92).

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

                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT AND COMPLIANCE WITH SECTION 16(A)

         The directors and executive officers of the Company as of December 31, 1995, are as follows:

          NAME                         AGE                  POSITION
-------------------                   --------           ----------------------
Virgil K. Kimbell                      75                President and Director


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

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

         a.       Virgil K. Kimbell                  President and Director

         2. For each person, listed by subparagraph letter above:

Number of late             Number of                       Known failures
REPORTS                    transactions not                TO FILE FORMS
                           reported on a
                           TIMELY BASIS

a.       1                 none                            Annual Form 5 (1995)

Item 10.          EXECUTIVE COMPENSATION

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1995 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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




                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                                  Awards
====================================================================================================================================
Name and                  Year           Salary             Bonus          Other Annual                Restricted         Securities
Principal                                ($)                ($)            Compensation                Stock              Underlying
Position                                                                   ($)                         Award(s)           Options/
                                                                                                       ($)                SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Virgil K.                 1995           0                  0              0                           0                       0
Kimbell,
President               ------------------------------------------------------------------------------------------------------------
                          1994           0                  0              0                           0                       0
                        ------------------------------------------------------------------------------------------------------------
                          1993           0                  0              0                           0                       0
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
Virgil K. Kimbell
====================================================================================================================================

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 1995, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

      Stock                Names and Address                           Beneficial                Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                 OF CLASS
--------------             ---------------------                       -----------               --------
Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA


Common                     Gerald de Carvahlo                          12,500,000                42%
                           9930 Tecum Road
                           Downey, CA  90240




                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT (CONTINUED)

         The following  table sets forth  information,  as of December 31, 1995, with respect to the  beneficial  ownership of the  Company's no par value common stock by the directors and officers of the Company,  both  individually and as a group.
      Stock                Names and Address                           Beneficial               Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                OF CLASS
---------------            ---------------------                       ---------------          ---------
Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA

                           Officers and Directors as a group                                     42%

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -
                  ----------------------------------------------
                  None.

                                     PART IV

Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K: None

                  2.       Exhibits:


                                      INDEX
                                                               Form 10-K
Regulation                                                     Consecutive
S-K NUMBER               EXHIBIT                               PAGE NUMBER
-----------      ---------------------------           -------------------------
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

                                            KIMBELL - DECAR CORPORATION
                                            (Registrant)

Date: October 22, 1998
                                            /s/Virgil K. Kimbell
                                            ----------------------------------
                                            Virgil K. Kimbell, President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            KIMBELL - DECAR CORPORATION
                                            (Registrant)

Date: October 22, 1998

                                             /s/Virgil K. Kimbell
                                            ----------------------------------
                                            Virgil K. Kimbell, Director

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