Form 10KSB
period 1996-12-31
KIMBELL DECAR CORP
filed 1998-10-23
CIK 797329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-96
                        Commission file number 33-7075-LA

                           KIMBELL - deCAR CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                    COLORADO                      33-0179781
                    ----------------------        ------------------
                    (State of incorporation)      (I.R.S. Employer
                                                   Identification No.)

                1820 SHARPLESS DRIVE, LA HABRA HEIGHTS, CA 90631
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                           ______ Yes                ___X____ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996:  $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1996: 30,000,000

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

         No significant business activity was conducted by the Company during the fiscal year. As a result, no income was realized by the Company in its last fiscal year. The Company entered into negotiations to acquire another business in the year. The Company incurred consultants fees and expenses in its effort. The acquisition attempt failed in 1997 and no business was acquired.

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

Item 3.           LEGAL PROCEEDINGS

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1996.

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

                                 1996                          HIGH     LOW

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

         As of December 31, 1996, there were 40 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in 1996. The Company entered into negotiations for the acquisition of a business and incurred consulting fees and expenses in conjunction therewith. The transaction failed to be completed. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

                  RESULTS OF OPERATIONS

1996 Compared to 1995

         During the fiscal year ended December 31, 1996, the Company incurred $3,085 in general and administrative expenses, and incurred $131,707 for services of consultants. In 1995 the Company incurred $500 in General and Administrative expenses, and $0 for services rendered by officers and consultants. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1996 was ($165,168) compared to the 1995 loss on operations ($500).

1995 Compared to 1994

         During the fiscal year ended December 31, 1995, the Company incurred $500 general and administrative expenses, and $0 for services contributed by officers. In 1994 the Company incurred $105 in General and Administrative expenses, and $0 for services rendered by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1995 was ($500) compared to the 1994 loss on operations ($105).

Item 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Please refer to pages F-1 through F-7.

Item 8.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

                  Michael B. Johnson & Company, CPA's of Denver, Colorado was retained in 1998 as auditors for the Company for fiscal year 1996. Prior auditors for the Company were Doran Peck, C.P.A., P.C.
of Denver for the fiscal years 1991 through 1995.

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

                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT AND COMPLIANCE WITH SECTION 16(A)

         The directors and executive officers of the Company as of December 31, 1996, are as follows:

          NAME                        AGE                  POSITION
-----------------------             -----              -----------------------
Virgil K. Kimbell                     76                President and Director


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

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

         a.       Virgil K. Kimbell                  President and Director

Number of late                 Number of                          Known failures
REPORTS                        transactions not                   TO FILE FORMS
                               reported on a
                               TIMELY BASIS

a.       1                     none                         Annual Form 5 (1996)


Item 10.          EXECUTIVE COMPENSATION

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1996 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                                     Annual Compensation                                                Awards
====================================================================================================================================
Name and                  Year           Salary             Bonus          Other Annual                Restricted       Securities
Principal                                ($)                ($)            Compensation                Stock            Underlying
Position                                                                   ($)                         Award(s)         Options/
                                                                                                       ($)              SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Virgil K.                 1994           0                  0              0                           0                       0
Kimbell,
President               ------------------------------------------------------------------------------------------------------------
                          1995           0                  0              0                           0                       0
                        ------------------------------------------------------------------------------------------------------------
                          1996           0                  0              0                           0                       0
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

         Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                                    Cash Compensation                                   Security Grants
===================================================================================================================================
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
Virgil K.
Kimbell
====================================================================================================================================

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 1996, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


      Stock                Names and Address                           Beneficial                Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                 OF CLASS
----------------           -------------------                         ------------              ---------
Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA

Common                     Gerald de Carvahlo                          12,500,000                42%
                           9930 Tecum Road
                           Downey, CA  90240


                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT (CONTINUED)

         The following table sets forth information, as of December 31, 1996, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

      Stock                Names and Address                           Beneficial                Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                OF CLASS
---------------            --------------------                        --------------           ---------
Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA

                           Officers and Directors as a group                                     42%


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

                                            KIMBELL - DECAR CORPORATION
                                            (Registrant)

Date: October 22, 1998
                                            /s/Virgil K. Kimbell
                                            ---------------------------------
                                            Virgil K. Kimbell, Director

Board of Directors
Kimbell-Decar Corporation


We have examined the accompanying balance sheet of Kimbell-Decar Corporation (A Development Stage Company) as of December 31, 1997 and December 31, 1996, and the related statements of operations, cash flows, and changes in stockholders' equity for the period April 22, 1986 (inception), through December 31, 1997, and the fiscal years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yaak River Resources, Inc. at December 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the period June 10, 1988 (inception), through December 31, 1997, and the fiscal years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

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

The financial statements for the years ended December 31, 1986 through December 31, 1995 were audited by other accountants, whose reports dated September 10, 1991 and May 28, 1996 were qualified as to a going concern. They have not performed any auditing procedures since that date.




Denver, Colorado
September 15, 1998

                           KIMBELL-deCAR CORPORATION
                         (A Development Stage Company)


                              FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


                            KIMBELL-DECAR CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                                                         December 31,      December 31,
                                                                             1997              1996
ASSETS:

CURRENT ASSETS:
Cash                                                                                $196           $4,750
TOTAL CURRENT ASSETS                                                                 196            4,750

TOTAL ASSETS                                                                        $196           $4,750


LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
CURRENT LIABILITIES:
Accounts Payable - Officer                                                       $26,861          $27,861
Accrued Compensation                                                             112,000          112,000
Note Payable - Scovil                                                             10,692           10,692
Note Payable - Porter                                                            367,151          175,637
TOTAL CURRENT LIABILITIES                                                        516,704          326,190

TOTAL LIABILITIES                                                                516,704          326,190

STOCKHOLDERS' DEFICIENCY:
Common Stock, 1,000,000,000 shares authorized, no par value
30,000,000 shares, issued and outstanding                                        177,833          177,833
Deficit accumulated during the development stage                               (694,341)        (499,273)

TOTAL STOCKHOLDERS' DEFICIENCY                                                 (516,508)        (321,440)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $196           $4,750


                        The  Accompanying  notes are an  integral  part of these financial statements.


                                                                 F-3



                                                 KIMBELL-DECAR CORPORATION
                                               (A Development Stage Company)
                                                  Statement of Operations
                                            For the          For the        April 22, 1986
                                          Year Ended        Year Ended    (Inception), thru
                                         December 31,      December 31,      December 31,
                                             1997              1996              1997

REVENUE:
Net Sales                                             $-               $-           $226,329
Commission Income                                      -                -             31,190
TOTAL REVENUE                                          -                -            257,519

COST OF SALES                                          -                -            216,582

GROSS PROFIT                                           -                -             40,937

EXPENSES:
Professional Fees                                127,692          131,707            300,785
Depreciation                                           -                -             17,257
Consulting                                             -                -             66,700
Travel and Promotion                                 359            3,376             28,479
Inventory Writedown                                    -                -             26,536
Office Expenses                                   14,722            8,700             42,185
Salaries                                               -                -            174,933
Miscellaneous Expenses                                 -           21,385             28,339
Payroll Taxes                                          -                -              6,685
TOTAL EXPENSES                                   142,773          165,168            691,899

LOSS FROM OPERATIONS                           (142,773)        (165,168)          (650,962)

OTHER INCOME AND (EXPENSE):
Interest Expense                                (52,295)          (4,137)           (68,156)
Writeoff of Debt                                       -                -             18,535
Gain on Sale of Fixed Assets                           -                -              3,943
Interest Income                                -                 -               2,299
TOTAL OTHER INCOME (EXPENSE)                    (52,295)          (4,137)           (43,379)

NET LOSS                                      $(195,068)       $(169,305)         $(694,341)

Weighted Average Number of
   Common Shares Outstanding                  30,000,000       30,000,000         30,000,000

Net Loss Per Common Share                          0.007            0.006              0.023

                        The  accompanying  notes are an  integral  part of these financial statements.

                                                                 F-4


                                                 KIMBELL-DECAR CORPORATION
                                               (A Development Stage Company)
                                             Statement of Stockholders' Equity

                                                                 Common        Accumulated
                                              # OF SHARES        STOCK           DEFICIT            TOTALS
                                             ---------------     -------------  --------------      ------------
                         Issuance of Stock
                         To Founders              25,000,000         $2,500                 $-            $2,500

                     Public Stock Offering         5,000,000        175,333                  -           175,333
                Net Loss-April 22, 1996 to
                    December 31, 1986                      -              -           (24,388)          (24,388)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1986        30,000,000        177,833           (24,388)           153,445
                             Net loss 1987                 -              -          (133,090)         (133,090)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1987        30,000,000        177,833          (157,478)            20,355
                             Net Loss 1988                 -              -          (113,921)         (113,921)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1988        30,000,000        177,833          (271,399)          (93,566)
                             Net loss 1989                 -              -           (47,653)          (47,653)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1989        30,000,000        177,833          (319,052)         (141,219)
                             Net Loss 1990                 -              -           (10,538)          (10,538)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1990        30,000,000        177,833          (329,590)         (151,757)

       Prior Period adjustment (provision)
for income taxes payable eliminated                                                      1,989             1,989
                             Net Loss 1991                 -              -            (1,670)           (1,670)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1991        30,000,000        177,833          (329,271)         (151,438)
                             Net Loss 1992                 -              -                  -                 -
                                           ----------------------------------------------------------------------

              Balance at December 31, 1992         3,000,000        177,833          (329,271)         (151,438)
                             Net Loss 1993                 -              -               (92)              (92)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1993         3,000,000        177,833          (329,363)         (151,530)
                             Net Loss 1994                 -              -              (105)             (105)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1994        30,000,000        177,833          (329,468)         (151,635)
                             Net Loss 1995                 -              -              (500)             (500)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1995        30,000,000        177,833          (329,968)         (152,135)
                             Net Loss 1996                 -              -          (169,305)         (169,305)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1996        30,000,000        177,833          (499,273)         (321,440)
                             Net Loss 1997                 -              -          (195,068)         (195,068)
                                           ----------------------------------------------------------------------

              Balance at December 31, 1997        30,000,000       $177,833         $(694,341)        $(516,508)
                                           ======================================================================


                        The  accompanying  notes are an  integral  part of these financial statements.
                                                                 F-5


                                                 KIMBELL-DECAR CORPORATION
                                               (A Development Stage Company)
                                                  Statement of Cash Flows



                                                              For the          For the        April 22, 1986
                                                             Year Ended       Year Ended     (Inception), thru
                                                            December 31,     December 31,       December 31,
                                                                1997             1996               1997
                                                           ---------------   ---------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Accumulated During the
   Development Stage                                            $(195,068)        $(169,305)         $(694,341)

Amortization and Depreciation                                            -                 -             17,257
(Decrease) Increase in Accounts Payable                            (1,000)          (12,274)             26,861
(Decrease) Increase in Accrued Compensation                              -                 -            112,000
                                                           -----------------------------------------------------

NET CASH FLOWS USED BY OPERATIONS                                (196,068)         (181,579)          (538,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures                                                     -                 -           (17,257)
NET CASH FLOW USED BY INVESTING ACTIVITIES                               -                 -           (17,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable                                        191,514           186,329            377,843
Proceeds from Sale of Stock                                              -                 -            177,833

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                    191,514           186,329            555,676

NET INCREASE (DECREASE) IN CASH                                    (4,554)             4,750                196

CASH AT BEGINNING OF PERIOD                                          4,750                 -                  -

CASH AT END OF PERIOD                                                 $196            $4,750               $196

INTEREST PAID                                                      $31,241            $4,137            $47,102
TAXES PAID                                                              $-                $-                 $-


                        The  accompanying  notes are an  integral  part of these financial statements.
                                                                      F-6

                            KIMBELL-DECAR CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                            December 31, 1997 & 1996

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         ORGANIZATION:

         The Company was incorporated on April 22, 1986 under the laws of the State of Colorado for the principal purpose of engaging in the incorporation of men's and ladies clothing and related products and accessories for wholesale purchasers in the United State. The company completed a public stock offering in November 1986. Although the company has commenced its principal business operations, the revenues therefrom are not significant enough to warrant a reclassification from the status of a company in the development stage.

         The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to raise additional capital as may be required, and ultimately to attain successful operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

         INITIAL PUBLIC OFFERING:

         Of the 1,000,000,000 shares of no par value common shares authorized, 30,000,000 shares are issued and outstanding at December 31, 1997. On June 23, 1986, 25,000,000 shares were issued to the founders of the Company for $2,500. On November 19, 1986, the company completed a public stock offering of 5,000,000 shares at a total purchase price of $250,000. Offering costs of $74,667 were offset against the proceeds.

         The Company's fiscal year end is December 31.

         CASH EQUIVALENTS:

         For purposes of the statement of cash flows, the Corporation considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         NET LOSS PER SHARE:

         Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.