Form 10KSB
period 1997-12-31
KIMBELL DECAR CORP
filed 1998-10-23
CIK 797329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-97
                        Commission file number 33-7075-LA

                           KIMBELL - deCAR CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

                   COLORADO                 33-0179781
                 -----------------------    --------------------
                  (State of incorporation) (I.R.S. Employer
                                            Identification No.)

                1820 SHARPLESS DRIVE, LA HABRA HEIGHTS, CA 90631
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                           ______ Yes                ___X____ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997:  $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1997: 30,000,000

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

         No significant business activity was conducted by the Company during the fiscal year. As a result, no income was realized by the Company in its last fiscal year. The Company entered into negotiations to acquire another business in 1996 which continued into 1997. The Company incurred consultants fees and expenses in its effort. The acquisition attempt failed and no business was acquired.

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

Item 3.           LEGAL PROCEEDINGS

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1997.

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

                                 1997                          HIGH     LOW

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

         As of December 31, 1997, there were 40 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in 1997. The Company entered into negotiations for the acquisition of a business and incurred consulting fees and expenses in conjunction therewith. The transaction failed to be completed. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

                  RESULTS OF OPERATIONS

1997 Compared to 1996

During the fiscal year ended December 31, 1997, the Company incurred $14,722 in general and administrative expenses, and incurred $127,692 for services. In 1996 the Company incurred $3,085 in General and Administrative expenses, and $131,707 for services rendered. The significant fees in 1996 and 1997 were incurred in connection with a contemplated business combination which failed to be completed. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1997 was ($142,773) compared to the 1996 loss on operations ($165,168).

1996 Compared to 1995

During the fiscal year ended December 31, 1996, the Company incurred $3,085 general and administrative expenses, and incurred $131,707 for services of consultants. In 1995 the Company incurred $500 in General and Administrative expenses, and $0 for services rendered by consultants and officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1996 was ($165,168) compared to the 1995 loss on operations ($500).

Item 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Please refer to pages F-1 through F-7.

Item 8.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

                  Michael B. Johnson & Company, CPA's of Denver, Colorado was retained in 1998 as auditors for the Company for fiscal year 1997. Prior auditors for the Company were Doran Peck, C.P.A., P.C. of Denver for the fiscal years 1991 through 1995.

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

                                    PART III

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT AND COMPLIANCE WITH SECTION 16(A)

         The directors and executive officers of the Company as of December 31, 1997, are as follows:

          NAME                       AGE                  POSITION
-------------------                  ----             -----------------------
Virgil K. Kimbell                    77               President and Director


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

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

         a.       Virgil K. Kimbell             President and Director


Number of late             Number of                           Known failures
REPORTS                    transactions not                    TO FILE FORMS
                           reported on a
                           TIMELY BASIS

a.       1                 none                             Annual Form 5 (1997)


Item 10.          EXECUTIVE COMPENSATION

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1997 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                                  Awards
====================================================================================================================================
Name and                  Year           Salary             Bonus          Other Annual                Restricted         Securities
Principal                                ($)                ($)            Compensation                Stock              Underlying
Position                                                                   ($)                         Award(s)           Options/
                                                                                                       ($)                SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Virgil K.                 1995           0                  0              0                           0                       0
Kimbell,
President
                        ------------------------------------------------------------------------------------------------------------
                          1996           0                  0              0                           0                       0
                        ------------------------------------------------------------------------------------------------------------
                          1997           0                  0              0                           0                       0
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
Virgil K.
Kimbell
====================================================================================================================================

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 1997, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

      Stock                Names and Address                           Beneficial                Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                 OF CLASS
--------------             ------------------                          ------------              ----------
Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA

Common                     Gerald de Carvahlo                          12,500,000                42%
                           9930 Tecum Road
                           Downey, CA  90240


   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

         The following table sets forth information, as of December 31, 1997, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

      Stock                Names and Address                           Beneficial                Percent
TITLE OF CLASS             OF BENEFICIAL OWNER                         OWNERSHIP                 OF CLASS
--------------             -------------------                        -------------              ----------
Common                     Virgil K. Kimbell                           12,500,000                42%
                           1820 Sharpless Dr.
                           La Habra Heights, CA


                           Officers and Directors as a group                                     42%

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

                                            KIMBELL - DECAR CORPORATION
                                            (Registrant)

Date: October 22, 1998
                                            /s/Virgil K. Kimbell
                                            ------------------------------
                                            Virgil K. Kimbell, President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            KIMBELL - DECAR CORPORATION
                                           (Registrant)

Date: October 22, 1998

                                             /s/Virgil K. Kimbell
                                            -------------------------------
                                            Virgil K. Kimbell, Director

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