Form 10QSB
period 1998-03-30
KIMBELL DECAR CORP
filed 1998-12-07
CIK 797329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
March 30, 1998                                                33-7075-LA


                           Kimbell - deCar Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                             33-0179781
        -------------------------                   ---------------------
        (State of incorporation)                    (I.R.S. Employer
                                                    Identification No.)

                 1820 Sharpless Drive, LaHabra Heights, CA 90631
               Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: None


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                    Yes __    No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at March 31, 1998

Common stock                                         30,000,000
No par value

     KIMBELL de-CAR CORPORATION (A Development Stage Company)

                                                                           BALANCE SHEET

                                                                 March 31,                           December 31,
                                                                 1998                                1997
                                                                 (unaudited)                         (audited)

Assets:

TOTAL ASSETS                                                     $196                                $196


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts Payable-Officers                                        26,861                              26,861

Accrued Compensation                                             112,000                             112,000

Notes Payable                                                    377,843                             377,843
                                                               --------------------------------------------------------------

Total current liabilities                                        $516,704                            $516,704



Stockholder's equity (Deficit):

Common stock, no par value; authorized,
1,000,000,000 shares: Issued and outstanding
30,000,000 shares at March 31, 1998 and
December 31, 1997                                                177,833                             177,833

Accumulated (deficit) during the development
stage                                                            (694,341)                           (694,341)

Total Stockholders' equity                                       (516,508)                           (516,508)



TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                           $196                                $196






    The accompanying notes are an integral part of the financial statements.

                                             KIMBALL deCAR CORPORATION
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                                                    (unaudited)



                                           Cumulative During              Three months ended      Three months ended
                                           Development Stage to           March 31, 1998          March 31, 1997
                                           12/31/97                       (Unaudited)


REVENUE:

  Interest Income                          2,299                          -                       -

  Miscellaneous income                     -                              -                       -

TOTAL REVENUES                             2,299                          -                       -



EXPENSES:

  General & administrative                 -                              -                       14,722

  Interest expense                         (68,156)                       -                       -

  Depreciation expenses                    17,257                         -                       -

  Professional fees                        300,785                        -                       127,692

  Bad debts                                -                              -                       359

TOTAL                                      249,886                        -                       142,773



  Loss on Operations                       (650,962)                      -                       (142,773)

  Interest Expense                         (68,156)                       -                       (52,295)

TOTAL COSTS & EXPENSES                     691,899                        -                       (195,068)

NET INCOME (LOSS) BEFORE                   ($24,363)                      -                       0
EXTRAORDINARY ITEM

NET INCOME (LOSS)                          ($24,363)                      $0                      (195,068)

NET INCOME (LOSS) PER SHARE:               .023                           -                       .007
Income (loss) before extraordinary item

NET INCOME (LOSS)                          >.000                          -                       -

WEIGHTED AVERAGE NUMBER OF                 30,000,000                     30,000,000              30,000,000
SHARES OUTSTANDING



      The accompanying notes are an integral part of the financial statements.


                                                KIMBELL deCAR, CORPORATION
                                               (A Development Stage Company)
                                                  STATEMENT OF CASH FLOWS
                                                        (unaudited)


                                                        Cumulative During           Three months ending        Three months ending
                                                        Development Stage           3/31/98                    3/31/97
                                                        to 12/31/97

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                     $(694,341)                  $0                         ($195,068)

  Items not requiring     cash:                         -                           -                          -

  Depreciation                                          17,257                      -                          -

  Contributed services                                  -                           -                          -

  (Gain) loss on disposal of equipment                  -                           -                          -

  Other                                                 -                           -                          -

  Contingency recorded as note payable                  -                           -                          -

  Additional payables transferred to equity             -                           -                          -

  (Increase) decrease in accounts receivable            -                           -

  Increase (decrease)in accounts payable                $(26,861)                   $0                         $195,068
                                                      ------------------------------------------------------------------------------

  Cash (used) by operating activities                   (538,223)                   -                          (195,068)
                                                      ------------------------------------------------------------------------------



CASH FLOWS FROM INVESTING ACTIVITIES:

  Cash provided (used)  by investing activities         -                           0                          0
                                                      ------------------------------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes payable                                         377,843                     -                          -

  Proceeds from saleof common stock and warrant         177,833                     -                          -
  net of registration costs

  Purchase of treasury stock                            -                           -                          -
                                                      ------------------------------------------------------------------------------

  Cash provided by financing activities                 -                           -                          -
                                                      ------------------------------------------------------------------------------

  Increase (decrease) in cash & cash equivalents        0                           0                          0

  Cash & cash equivalents - beginning of year           -                           -                          -
                                                      ------------------------------------------------------------------------------

  Cash & cash equivalents - end of year                 196                         0                          196

                                                     ==============================================================================




      The accompanying notes are an integral part of the financial statements.

                            KIMBELL deCAR CORPORATION
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Organization and Summary of Significant Accounting Policies

Organization:

The Company was incorporated on April 22, 1986 under the laws of the State of Colorado for the principal purpose of engaging in the incorporation of men's and ladies clothing and related products and accessories for wholesale purchasers in the United State. The company completed a public stock offering in November 1986. Although the company has commenced its principal business operations, the revenues therefrom are not significant enough to warrant a reclassification from the status of a company in the development state.

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

Initial Public Offering:

Of the 1,000,000,000 shares of no par value common shares authorized, 30,000,000 shares are issued and outstanding at March 31, 1997. On June 23, 1986, 25,000,000 shares were issued to the founders of the Company for $2,500. On November 19, 1986, the company completed a public stock offering of 5,000,000 shares at a total purchase price of $250,000. Offering costs of $74,667 were offset against the proceeds.

The Company's fiscal year end is December 31.

Cash Equivalents:

For purposes of the statement of cash flows, the Corporation considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalent.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain report amounts and disclosures.
Accordingly, actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

ITEM 2.

Management's   Discussion and Analysis  of Financial  Condition  and Results  of
Operations.

Results of Operations for quarter ended March 31, 1998 compared to same period in 1997.

         The Company has no current business operations. The Company has experienced no operating expenses for the three month period as compared to ($142,773) for the same period in 1997. The revenues for the period were none in 1997 or 1998. The company recorded a net loss of ($195,068) for the period in 1997 and no loss in 1998. The Company losses will continue until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Loss per share for the 1998 first quarter was $.00 per share, as compared to a loss of ($.007) per share for the 1st quarter of 1997.

Liquidity and Capital Resources

         The Company had nominal cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KIMBELL deCAR CORPORATION


                                                    /s/Virgil Kimbell
                                                    ----------------------------
Date:                                               Virgil Kimbell, President