Form 10QSB
period 1998-06-30
KIMBELL DECAR CORP
filed 1998-12-07
CIK 797329

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
June 30, 1998                                             33-7075-LA


                           KIMBELL - DECAR CORPORATION
             (Exact name of registrant as specified in its charter)

      COLORADO                                    33-0179781
      (State of incorporation)                    (I.R.S. Employer
                                                  Identification No.)

                 1820 Sharpless Drive, LaHabra Heights, CA 90631
               (Address of principal executive offices) (Zip Code)

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

                                 Yes _____ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                              OUTSTANDING AT JUNE 30, 1998

Common stock                                         30,000,000
No par value


                            KIMBELL DECAR CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                              June 30,                    December 31,
                                                              1998                        1997
                                                              ----                        ----
                                                              (unaudited)                 (audited)

Assets:



Total                                                            $0                                  0


                                                               ---------------------------         --------------------------

TOTAL ASSETS                                                     $0                                  $0
                                                               ===========================         ==========================


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable-Officer                                         $26,861                             $27,861

Accrued Compensation                                             112,000                             112,000

Note Payable - Scovil                                            10,692                              10,692

Note Payable - Porter                                            367,151                             367,151
                                                               ---------------------------         --------------------------

TOTAL CURRENT LIABILITIES                                        516,704                             516,704

TOTAL LIABILITIES                                                516,704                             516,704

STOCKHOLDER'S DEFICIENCY:

Common stock 1,000,000,000 shares
authorized, no par value

30,000,000 shares, issued and                                    177,833                             177,833
outstanding

Deficit accumulated during the                                   (694,341)                           (694,341)
development stage
                                                               ---------------------------         --------------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                   (516,508)                           (516,508)
                                                               ---------------------------         --------------------------



TOTAL LIABILITIES & STOCKHOLDERS'                                $196                                $196
DEFICIENCY
                                                               ===========================         ==========================



                   The accompanying notes are an integral part of the financial statements.



                            KIMBELL-DECAR CORPORATION
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                Three                    Three                    Six months             Six
                                months                   months                   ended June             months
                                ended June               ended                    30, 1998               ended
                                30, 1998                 June 30, 1997            (Unaudited)            June 30, 1997
                                (Unaudited)              (Unaudited)


REVENUE:

  Interest Income               -                        -                        -                      -

  Miscellaneous Income          -                        -                        -                      -
                              --------------------------------------------------------------------------------------------------

TOTAL REVENUES                  -                        -                        -                      -



EXPENSES:

  General &                     0                        0                        0                      17,722
  administrative

  Depreciation                  -                        -                        -                      -
  expenses

  Professional                  -                        -                        -                      127,692
  Fees

  Bad debts                     -                        -                        -                      359

  Services                      -                        -                        -                      -
  contributed by
  officers
                              --------------------------------------------------------------------------------------------------



TOTAL COSTS &                   $0                       $0                       0                      142,773
EXPENSES
                              --------------------------------------------------------------------------------------------------







                              --------------------------------------------------------------------------------------------------

NET INCOME                      0                        0                        0                      (142,773)
(LOSS) ON
OPERATIONS
ITEM

Interest                        -                        -                        -                      (52,295)
Expense

NET INCOME                      $0                       $0                       $0                     (195,068)
(LOSS)
                              ==================================================================================================

NET INCOME                      >.000                    0                        -                      ($.007)
(LOSS) PER
SHARE:
Income (loss)
before
extraordinary
item
                              --------------------------------------------------------------------------------------------------

NET INCOME                      >.000                    0                        -                      ($.007)
(LOSS)
                              --------------------------------------------------------------------------------------------------

WEIGHTED                        30,000,000               30,000,000               30,000,000             30,000,00
AVERAGE NUMBER                                                                                           0
OF SHARES
OUTSTANDING
                              --------------------------------------------------------------------------------------------------




                    The accompanying notes are an integral part of the financial statements.




                            KIMBELL DECAR CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                    Six months ended       Six months ended
                                                                    June 30, 1998          June 30, 1997

CASH FLOWS FROM
OPERATING ACTIVITIES:

  Net income (loss)                                                 $0                     $(195,068)

  Items not requiring                                               -                      -
  cash:

  Depreciation                                                      -                      -

  Contributed                                                       -                      -
  services

  (Gain) loss on                                                    -                      -
  disposal of equipment

  Other                                                             -                      -

  Contingency                                                       -                      -
  recorded as note
  payable

  Additional payables                                               -                      -
  transferred to equity

  (Increase) decrease                                               -                      -
  in accounts receivable

  Increase (decrease)                                               $0                     $195,068
  in accounts payable
                                                                  ------------------------------------------------

  Cash (used) by                                                    -                      (195,068)
  operating activities
                                                                  ------------------------------------------------



CASH FLOWS FROM
INVESTING ACTIVITIES:

  Purchase assets                                                   -                      -

  Cash provided                                                     -                      -
  (used) by investing
  activities
                                                                  ------------------------------------------------


CASH FLOWS FROM
FINANCING ACTIVITIES:

  Notes payable                                                     -                      -
  payments

  Proceeds from sale                                                -                      -
  of common stock and
  warrants, net of
  registration costs

  Purchase of                                                       -                      -
  treasury stock
                                                                  ------------------------------------------------

  Cash provided by                                                  -                      -
  financing
  activities
                                                                  ------------------------------------------------

Increase (decrease)                                                 -                      -
in cash & cash
equivalents

Cash & cash                                                         -                      -
equivalents -
beginning of year
                                                                  ------------------------------------------------

Cash & cash                                                         -                      -
equivalents - end of
year
                                                                  ================================================



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

INITIAL PUBLIC OFFERING:

Of the 1,000,000,000 shares of no par value common shares authorized, 30,000,000 shares are issued and outstanding at June 30, 1997. On June 23, 1986, 25,000,000 shares were issued to the founders of the Company for $2,500. On November 19, 1986, the company completed a public stock offering of 5,000,000 shares at a total purchase price of $250,000. Offering costs of $74,667 were offset against the proceeds.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 1998 COMPARED TO SAME PERIOD IN 1997.

     The Company has no current business operations. The Company had no expenses for the three month period in 1998 or 1997. The revenues for the period were none in 1997 or 1998. The Company recorded no loss or profit for the period in 1997 or in 1998. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Profit/loss per share for the 1998 second quarter was $.00 per share, as compared to a profit/loss of ($.00) per share for the second quarter of 1997.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SAME PERIOD IN 1997.

         The Company has experienced no operating expenses for the three month period in 1998 as compared to ($142,773) for the same period in 1997. The revenues for the period were none in 1997 or 1998. The company recorded a net loss of ($195,068) for the period in 1997 and no loss in 1998. Losses on operations may occur until sufficient revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Loss per share for the 1998 six month period was $.00 per share, as compared to a loss of less than ($.007) per share for the same period in 1997.

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

                                              KIMBELL deCAR CORPORATION



Date:                                         ----------------------------------
                                              Virgil Kimbell, President