Form 10QSB
period 1998-09-30
KIMBELL DECAR CORP
filed 1998-12-07
CIK 797329

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
September 30, 1998                                              33-7075-LA


                           KIMBELL - DECAR CORPORATION
             (Exact name of registrant as specified in its charter)


                 COLORADO                             33-0179781
         (State of incorporation)                     (I.R.S. Employer
                                                      Identification No.)

                 1820 Sharpless Drive, LaHabra Heights, CA 90631
               (Address of principal executive offices) (Zip Code)
          ---------------------------------------------------------------
            Registrant's telephone number, including area code: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                               Yes X     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                          OUTSTANDING AT SEPTEMBER 30, 1998
----------------                               ---------------------------------
Common stock                                         30,000,000
No par value



                            KIMBELL DECAR CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                              September 30,                          December 31,
                                                              1998                                   1997
                                                              ----                                   ----
                                                              (unaudited)                            (audited)

Assets:



Total                                                            $196                                196


                                                               ---------------------------         --------------------------

TOTAL ASSETS                                                     $196                                $196
                                                               ===========================         ==========================



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable-Officer                                         $26,861                             $27,861

Accrued Compensation                                             112,000                             112,000

Note Payable - Scovil                                            10,692                              10,692

Note Payable - Porter                                            367,151                             367,151
                                                               ---------------------------         --------------------------

TOTAL CURRENT LIABILITIES                                        516,704                             516,704

TOTAL LIABILITIES                                                516,704                             516,704

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



                            KIMBELL-DECAR CORPORATION
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                Three                    Three                    Nine                   Nine
                                months                   months                   months                 months
                                ended                    ended                    ended                  ended
                                Sept. 30,                Sept. 30,                Sept. 30,              Sept. 30,
                                1998                     1997                     1998                   1997
                                (Unaudited)              (Unaudited)              (Unaudited)

REVENUE:

  Interest                      -                        -                        -                      -
  Income

                                -                        -                        -                      -
Miscellaneous
income
                              --------------------------------------------------------------------------------------------------

TOTAL REVENUES                  -                        -                        -                      -



EXPENSES:

  General &                     0                        0                        0                      17,722
  administrative

  Depreciation                  -                        -                        -                      -
  expenses

  Professional                  -                        -                        -                      127,692
  Fees

  Bad debts                     -                        -                        -                      359

  Services                      -                        -                        -                      -
  contributed by
  officers
                              --------------------------------------------------------------------------------------------------



TOTAL COSTS &                   $0                       $0                       0                      142,773
EXPENSES
                              --------------------------------------------------------------------------------------------------







                              --------------------------------------------------------------------------------------------------

NET INCOME                      0                        0                        0                      (142,773)
(LOSS) ON
OPERATIONS
ITEM

Interest                        -                        -                        -                      (52,295)
Expense

NET INCOME                      $0                       $0                       $0                     (195,068)
(LOSS)
                              ==================================================================================================

NET INCOME                      >.000                    0                        0                      ($.007)
(LOSS) PER
SHARE:
Income (loss)
before
extraordinary
item
                              --------------------------------------------------------------------------------------------------

NET INCOME                      >.000                    0                        0                      ($.007)
(LOSS)
                              --------------------------------------------------------------------------------------------------

WEIGHTED                        30,000,000               30,000,000               30,000,000             30,000,00
AVERAGE NUMBER                                                                                           0
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



                            KIMBELL DECAR CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                    Nine months ended      Nine months ended
                                                                    September 30, 1998     September 30, 1997

CASH FLOWS FROM
OPERATING ACTIVITIES:

  Net income (loss)                                                 $0                     $(195,068)

  Items not requiring                                               -                      -
  cash:

  Depreciation                                                      -                      -

  Contributed                                                       -                      -
  services

  (Gain) loss on                                                    -                      -
  disposal of equipment

  Other                                                             -                      -

  Contingency                                                       -                      -
  recorded as note
  payable

  Additional payables                                               -                      -
  transferred to
  equity

  (Increase) decrease                                               -                      -
  in accounts
  receivable

  Increase (decrease)                                               $0                     $195,068
  in accounts payable
                                                                  ------------------------------------------------

  Cash (used) by                                                    -                      (195,068)
  operating
  activities
                                                                  ------------------------------------------------



CASH FLOWS FROM
INVESTING ACTIVITIES:

  Purchase                                                          -                      -

  Purchase of other                                                 -                      -
  equipment

                                                                  ------------------------------------------------

  Cash provided                                                     -                      -
  (used) by investing
  activities
                                                                  ------------------------------------------------



CASH FLOWS FROM
FINANCING ACTIVITIES:

  Notes payable                                                     -                      -
  payments

  Proceeds from sale                                                -                      -
  of common stock and
  warrants, net of
  registration costs

  Purchase of                                                       -                      -
  treasury stock
                                                                  ------------------------------------------------

  Cash provided by                                                  -                      -
  financing
  activities
                                                                  ------------------------------------------------

Increase (decrease)                                                 -                      -
in cash & cash
equivalents

Cash & cash                                                         -                      -
equivalents -
beginning of year
                                                                  ------------------------------------------------

Cash & cash                                                         -                      -
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

INITIAL PUBLIC OFFERING:

Of the 1,000,000,000 shares of no par value common shares authorized, 30,000,000 shares are issued and outstanding at September 30, 1997. On June 23, 1986, 25,000,000 shares were issued to the founders of the Company for $2,500. On November 19, 1986, the company completed a public stock offering of 5,000,000 shares at a total purchase price of $250,000. Offering costs of $74,667 were offset against the proceeds.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO SAME PERIOD IN 1997.

         The Company has no current business operations.

     The Company has experienced no operating expenses for the three month period as in 1998 or in 1997. The revenues for the period were none in 1997 or 1998. The Company recorded no loss for the period in 1997 and no loss in 1998. Losses on operations may occur until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Profit/loss per share for the 1998 third quarter was $.00 per share as compared to a profit/loss of ($.00) per share for the same quarter of 1997.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SAME PERIOD IN 1997.

          The Company has no current business operations. The Company had no expenses for the nine month period in 1998 as compared to $142,773 in the 1997 period. The revenues for the period were none in 1997 or 1998. The Company recorded no loss or profit for the period in 1998 as compared to 1997 in which it sustained net losses of ($195,068). Losses on operations may occur until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Profit/loss per share for the 1998 nine month period was $.00 per share, as compared to a profit/loss of ($.07) per share for the same period of 1997.

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

                                                    KIMBELL deCAR CORPORATION


                                                    /s/ Virgil Kimbell
                                                    ----------------------------
Date:                                               Virgil Kimbell, President