Form 10QSB
period 1998-12-31
KIMBELL DECAR CORP
filed 1999-06-08
CIK 797329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
March 31, 1999                                                33-7075-LA


                           Kimbell - deCar Corporation
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                             33-0179781
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)

                 1820 Sharpless Drive, LaHabra Heights, CA 90631
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                  Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at March 31, 1999
-------------                               -----------------------------
Common stock                                         70,000,000
No par value



                           KIMBELL de-CAR CORPORATION
                          (A Development Stage Company)


                                  BALANCE SHEET


                                                                 March 31,                          December 31
                                                                 1999                               1998
                                                                 (unaudited)                        (unaudited)
Assets:

TOTAL ASSETS                                                     $196                                $196
                                                                 ====                                ====

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts Payable-Officers                                        0                                   0

Accrued Compensation                                             0                                   0

Notes Payable                                                    0                                   0
                                                               --------------------------------------------------------------

Total current liabilities                                        $0                                  $0



Stockholder's equity (Deficit):

Common stock, no par value; authorized,
1,000,000,000 shares: Issued and outstanding
70,000,000 shares at March 31, 1999 and
December 31, 1998:  Additional paid-in capital                   694,537                             177,833

Accumulated (deficit) during the development
stage                                                            (694,341)                           (694,341)
                                                                 ---------                           ---------

Total Stockholders' equity                                       196                                 (516,508)
                                                                 ---                                 ---------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                           $196                                $196
                                                                 ====                                ====



    The accompanying notes are an integral part of the financial statements.



                            KIMBALL deCAR CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                                                                Three months          Three months
                                                                                ended March           ended March
                                                                                31, 1999              31, 1998
                                                                                (Unaudited)
REVENUE:

  Interest Income                                                               -                     -

  Miscellaneous income                                                          -                     -

TOTAL REVENUES                                                                  -                     -



EXPENSES:

  General & administrative                                                      -                     -

  Interest expense                                                              -                     -

  Depreciation expenses                                                         -                     -

  Professional fees                                                             -                     -

Bad debts                                                                       -                     -

TOTAL                                                                           -                     -



  Loss on Operations                                                            -                     -

  Interest Expense                                                              -                     -

TOTAL COSTS & EXPENSES                                                          -                     -

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                     -                     -

NET INCOME (LOSS)                                                               $0                    0

NET INCOME (LOSS) PER SHARE:                                                    -                     -
Income (loss) before extraordinary item

NET INCOME (LOSS)                                                               -                     -

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                   70,000,000            30,000,000



    The accompanying notes are an integral part of the financial statements.



                                                KIMBELL deCAR, CORPORATION
                                               (A Development Stage Company)
                                                  STATEMENT OF CASH FLOWS
                                                        (unaudited)


                                                    Three months ending        Three months ending
                                                    3/31/99                    3/31/98
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net income (loss)                                 $0                         $0

  Items not requiring  cash:                        -                          -

  Depreciation                                      -                          -

  Contributed services                              -                          -

  (Gain) loss on  disposal of equipment             -                          -

  Other                                             -                          -

  Contingency recorded as note payable              -                          -

  Additional payables transferred to equity         -                          -

  (Increase) decrease     in accounts               -                          -
receivable

  Increase (decrease) in accounts payable           $0                         0
                                                  -------------------------------------------------------

  Cash (used) by operating activities               -                          -
                                                  -------------------------------------------------------



CASH FLOWS FROM INVESTING
ACTIVITIES:

  Cash provided (used) by investing activities      0                          0
                                                  -------------------------------------------------------



CASH FLOWS FROM FINANCING
ACTIVITIES:

  Notes payable                                     -                          -

  Proceeds from sale of common stock and            -                          -
warrants, net of registration costs

  Purchase of treasury stock                        -                          -
                                                  -------------------------------------------------------

  Cash provided by financing activities             -                          -
                                                  -------------------------------------------------------

  Increase (decrease) in cash & cash                0                          0
equivalents

  Cash & cash equiv- alents - beginning of          -                          -
year
                                                  -------------------------------------------------------

  Cash & cash equiv- alents - end of year           196                        196
                                                  =======================================================


    The accompanying notes are an integral part of the financial statements.

                            KIMBELL deCAR CORPORATION
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - Organization and Summary of Significant Accounting Policies

Organization:
------------

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

Initial Public Offering:
-----------------------

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

Cash Equivalents:
----------------

For purposes of the statement of cash flows, the Corporation considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalent.

Estimates:
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain report amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Loss Per Share:
------------------

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

ITEM 2.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations.
----------

Results of  Operations  for quarter ended March 31, 1999 compared to same period
--------------------------------------------------------------------------------
in 1998.
-------

         The Company has no current business operations. The Company has experienced no operating expenses for the three month period and none for the same period in 1998. The revenues for the period were none in 1999 or 1998. The company recorded no profit or loss for the period in 1999 or 1998. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

Profit/Loss per share for the 1999 first quarter was $.0 per share, as compared to of $.0 per share for the 1st quarter of 1998.

Liquidity and Capital Resources
-------------------------------

         The Company had nominal cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.           LEGAL PROCEEDINGS
------            -----------------

                  None

ITEM 2.           CHANGES IN SECURITIES
------            ---------------------

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES
------            ------------------------------

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  None

ITEM 5.           OTHER INFORMATION
------            -----------------

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
------            --------------------------------

                  A report on Form 8-K was dated January 12, 1999 and filed on January 20, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KIMBELL deCAR CORPORATION


                                                /s/ Virgil Kimbell
Date:   6/7/99                                  --------------------------------
      --------------                            Virgil Kimbell, President