Form 10QSB
period 1999-06-30
KIMBELL DECAR CORP
filed 1999-08-17
CIK 797329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
June 30, 1999                                              33-7075-LA


                           Kimbell - deCar Corporation
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                           33-0179781
------------------------                               -------------------
(State of incorporation)                               (I.R.S. Employer
                                                       Identification No.)

                 1820 Sharpless Drive, LaHabra Heights, CA 90631
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                  Yes          No   X
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at June 30, 1999
-----                                       ----------------------------
Common stock                                         2,916,681
No par value



                            KIMBELL deCAR CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                              June 30,                    December 31,
                                                              1999                        1998
                                                              (unaudited)                 (audited)

Assets:

Total                                                                                $0                            $196

                                                               ------------------------          ----------------------
TOTAL ASSETS                                                                         $0                            $196
                                                               ========================          ======================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                               ========================          ======================
Current liabilities:
Accounts payable-Officer                                                             $0                              $0
Accrued Compensation                                                                  0                               0
Note Payable                                                                          0                               0
Total current liabilities                                                             0                               0
TOTAL LIABILITIES                                                                     0                               0
Stockholder's Deficiency:
Common stock 1,000,000,000 shares
authorized, no par value
30,000,000 shares, issued and                                                   694,537                         694,537
outstanding
Deficit accumulated during the                                                (694,341)                       (694,341)
development stage
                                                               ------------------------          ----------------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                      196                             196
                                                               ------------------------          ----------------------

TOTAL LIABILITIES & STOCKHOLDERS'                                                  $196                            $196
DEFICIENCY
                                                               ========================          ======================



    The accompanying notes are an integral part of the financial statements.



                            KIMBELL-deCAR CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                         Three months           Three months            Six months            Six months
                                           ended June             ended June            ended June            ended June
                                             30, 1999               30, 1998              30, 1999              30, 1998
                                          (Unaudited)            (Unaudited)           (Unaudited)
REVENUE:
  Interest Income                                   -                      -                     -                     -
 Miscellaneous                                      -                      -                     -                     -
income
                               ---------------------- ---------------------- ---------------------  --------------------
TOTAL REVENUES                                      -                      -                     -                     -

EXPENSES:
  General &                                         0                      0                     0                     0
administrative
  Depreciation                                      -                      -                     -                     -
expenses
  Professional                                      -                      -                     -                     -
Fees
  Bad debts                                         -                      -                     -                     -
  Services                                          -                      -                     -                     -
contributed by
officers
                               ---------------------- ---------------------- ---------------------  --------------------

TOTAL COSTS &                                      $0                     $0                     0                     0
EXPENSES
                               ---------------------- ---------------------- ---------------------  --------------------
NET INCOME (LOSS)                                   0                      0                     0                     0
ON OPERATIONS ITEM
Interest Expense                                    -                      -                     -                     -
NET INCOME (LOSS)                                  $0                     $0                    $0                    $0
                               ====================== ====================== =====================  ====================
NET INCOME (LOSS)                                .000                      0                     -                     0
PER SHARE:
Income (loss)
before
extraordinary item
                               ---------------------- ---------------------- ---------------------  --------------------
NET INCOME (LOSS)                                .000                      0                     0                     0
                               ---------------------- ---------------------- ---------------------  --------------------
WEIGHTED AVERAGE                            2,916,681              1,250,000             2,916,681             1,250,000
NUMBER OF SHARES
OUTSTANDING
                               ---------------------- ---------------------- ---------------------  --------------------



    The accompanying notes are an integral part of the financial statements.



                            KIMBELL deCAR CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                              Six months ended          Six months ended
                                                              June 30, 1999             June 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $0                         $0
  Items not requiring cash:                                                              -                          -
  Depreciation                                                                           -                          -
  Contributed services                                                                   -                          -
  (Gain) loss on disposal of equipment                                                   -                          -
  Other                                                                                  -                          -
  Contingency recorded as note payable                                                   -                          -
  Additional payables transferred to                                                     -                          -
equity
  (Increase) decrease in accounts                                                        -                          -
receivable
  Increase (decrease) in accounts                                                       $0                         $0
payable
                                                                   -----------------------  -------------------------
  Cash (used) by operating activities                                                    -                          0
                                                                   -----------------------  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of assets                                                                     -                          -
  Cash provided (used) by investing                                                      -                          -
activities
                                                                   -----------------------  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable payments                                                                 -                          -
  Proceeds from sale of common stock and                                                 -                          -
warrants, net of registration costs
  Purchase of treasury stock                                                             -                          -
                                                                   -----------------------  -------------------------
  Cash provided by financing activities                                                  -                          -
                                                                   -----------------------  -------------------------
Increase (decrease) in cash & cash                                                       -                          -
equivalents
Cash & cash equivalents - beginning of                                                   -                          -
year
                                                                   -----------------------  -------------------------
Cash & cash equivalents - end of year                                                    -                          -
                                                                   =======================  =========================




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

Related Party Transaction:

On December 9, 1998, the Company issued to Virgil Kimbell 40,000,000 shares in consideration for the $26,681 in cash advances.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for quarter ended June 30, 1999 compared to same period in 1998

         The Company has no current business operations. The Company had no expenses for the three month period in 1999 or 1998. The revenues for the period were none in 1999 or 1998. The Company recorded no loss or profit for the period in 1999 or in 1998. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Profit/loss per share for the 1999 second quarter was $.00 per share, as compared to a profit/loss of ($.00) per share for the second quarter of 1998.

Results of Operations for six months ended June 30, 1999 compared to same period in 1998

         The Company has experienced no operating expenses for the six month period in 1999 as compared to ($0) for the same period in 1998. The revenues for the period were none in 1998 or 1999. The company recorded nor profit or loss for the period in 1998 and no profit or loss in 1999. Losses on operations may occur until sufficient revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Profit/loss per share for the 1999 six month period was $.00 per share, as compared to a profit/loss of ($0) per share for the same period in 1998.

Liquidity and Capital Resources

         The Company had nominal cash capital at the end of the period.

The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  Pursuant to an Information Statement and Notice of Special Meeting of Shareholders on April 9, 1999, the shareholders approved a one for 24 reverse split of the issued and outstanding common shares.

                  Further, the shareholders approved the change of name of the corporation to a name to be approved by the Board of Directors.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Pursuant to an Information Statement and Notice of Special Meeting of Shareholders on April 9, 1999, the shareholders approved a one for 24 reverse split of the issued and outstanding common shares.

                  Further, the shareholders approved the change of name of the corporation to a name to be approved by the Board of Directors.

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a. A report on Form 8-K was filed on April 21, 1999 which is incorporated herein by this reference.

                  b.       Exhibits

                           Amendments to Articles of Incorporation for Kimbell de Car Corporation

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  KIMBELL deCAR CORPORATION



Date:  August 17, 1999                            /s/ Virgil Kimbell
                                                  ------------------------------
                                                  Virgil Kimbell, President

                              ARTICLES OF AMENDMENT
                                       OF
                          THE ARTICLES OF INCORPORATION
                                       OF
                           KIMBELL DE CAR COROPORATION

         Pursuant to the provisions of the Colorado Business Corporation Act, the undersigned corporation has adopted the following Articles of Amendment to its Articles of Incorporation:

         FIRST:  The name of the Corporation is Kimbell de Car Corporation.

         SECOND: The Articles of Incorporation of the Corporation are hereby amended, and a reverse stock split in the ration of 1-for-24 is hereby effected, by the addition of the following provision to the end of Article V thereof:

         "Reverse Stock Split" Simultaneously with the effective date of this agreement (the "Effective Date"), each share of the Corporation's Common Stock, no par value, issued and outstanding immediately prior to the Effective Date (the "Old Common Stock") shall automatically and without any action on the part of the holder thereof be reclassified as and changed, pursuant to a reverse stock split (the "Reverse Stock Split"), into a fraction thereof of 1/24 of a share of the corporation's outstanding Common Stock, no par value (the "New Common Stock"), subject to the treatment of fractional share interests as described below. Each holder of a certificate or certificates which immediately prior to the Effective Date represented outstanding shares of Old Common Stock (the "Old Certificates," whether one or more) representing the number of whole shares of the New Common Stock into which and for which the shares of the Old Common Stock formerly represented by such Old certificates so surrendered are reclassified under the terms hereof. From and after the Effective Date, Old Certificates shall represent only the right to receive New Certificates pursuant to the provisions hereof. No certificates or scrip representing fractional share interests in New Common Stock will be issued, and no such fractional share interest will entitle the holder thereof to vote, or to any rights of a shareholder of the Corporation. Any fraction of a share of New Common Stock to which the holder would otherwise be entitled will be adjusted upward to the nearest whole share. If more than one Old Certificate shall be surrendered at one time for the account of the same Shareholder, the number of full shares of New Common Stock for which New Certificates shall be issued shall be computed on the basis of the aggregate number of shares represented by the Old Certificates so surrendered. In the event tha the Corporation's Transfer Agent determines that a holder of Old Certificates has not tendered all his certificates for exchange, the Transfer Agent shall carry forward any fractional share until all certificates of that holder have been presented for exchange such that payment for fractional shares to any one person shall not exceed the values of one share. If any New Certificates is to be issued in a name other than that in which the Old Certificates surrendered for exchange are issued, the Old Certificates so surrendered shall be properly endorsed and otherwise in proper form for transfer. From and after the Effective Date, the amount of capital represented by the shares of the New Common Stock into which and for which the shares of the Old Common Stock are reclassified under the terms hereof shall be the same as the amount of capital represented by the shares of Old Common Stock so reclassified, until thereafter reduced of increased in accordance with applicable law.

         THIRD: By written informal action, unanimously taken by the Board of Directors of the Corporation effective April 19, 1999, pursuant to and in accordance with Sections 7-108-202 and 7-110-103 of the Colorado Business Corporation Act, the Board of Directors of the Corporation duly adopted and recommended the amendments described above to the Corporation's shareholders for their approval.

         FOURTH: Notice having been properly given to the shareholders in accordance with Sections 7-107-105 and 7-110-103, at a meeting of shareholders held on April 19, 1999, the number of votes cast for the amendment by the shareholders entitled to vote on the amendment was sufficient for approval by the shareholders.

         IN WITNESS WHEREOF, KIMBELL DE CAR, has caused these presents to be signed in its name and on its behalf by Coke Reeves, its President, and its corporate seal to be hereunder affixed and attested by Rose Reeves, its Secretary, on the 6th day of July, 1999, and its President acknowledges that these articles of Amendment are the act and deed of Kimbell de Car and, under the penalties of perjury, that the matters and facts set forth herein with respect to authorization and approval are true in all material respects to the best of his knowledge, information and belief.

KIMBELL DE CAR CORPORATION


By: ____________________________                  By:___________________________
         Wesley F. Whiting                              Virgil Kimbell
         Secretary                                      President