Form 10QSB
period 1999-09-30
KIMBELL DECAR CORP
filed 1999-11-24
CIK 797329

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                         Commission File Number
September 30, 1999                                              33-7075-LA


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

                               Yes X     No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                          OUTSTANDING AT SEPTEMBER 30, 1999
----------------                               ---------------------------------
Common stock                                         2,916,681
No par value



                            KIMBELL DECAR CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET


                                                              September 30,                          December 31,
                                                              1999                                   1998
                                                              ----                                   ----
                                                              (unaudited)                            (audited)

Assets:



Total                                                            $196                                196


                                                               ---------------------------      --------------------------

TOTAL ASSETS                                                     $196                                $196
                                                               ===========================      ==========================



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable-Officer                                         $0                                 $ 0

Accrued Compensation                                              0                                   0

Note Payable - Scovil                                             0                                   0

Note Payable - Porter                                             0                                   0
                                                               ---------------------------      --------------------------

TOTAL CURRENT LIABILITIES                                         0                                   0

TOTAL LIABILITIES                                                 0                                   0

STOCKHOLDER'S DEFICIENCY:

Common stock 1,000,000,000 shares
authorized, no par value

2,916,681 shares, issued and                                      694,537                             694,537
outstanding

Deficit accumulated during the                                   (694,341)                           (694,341)
development stage
                                                               ---------------------------         --------------------------

TOTAL STOCKHOLDERS' DEFICIENCY                                   196                                  196
                                                               ---------------------------         --------------------------



TOTAL LIABILITIES & STOCKHOLDERS'                                $196                                $196
DEFICIENCY
                                                               ===========================         ==========================



                   The accompanying notes are an integral part of the financial statements.



                            KIMBELL-DECAR CORPORATION
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                Three                    Three                    Nine                   Nine
                                months                   months                   months                 months
                                ended                    ended                    ended                  ended
                                Sept. 30,                Sept. 30,                Sept. 30,              Sept. 30,
                                1999                     1998                     1999                   1998
                                (Unaudited)              (Unaudited)              (Unaudited)

REVENUE:

  Interest                      -                        -                        -                      -
  Income

                                -                        -                        -                      -
Miscellaneous
income
                              --------------------------------------------------------------------------------------------------

TOTAL REVENUES                  -                        -                        -                      -



EXPENSES:

  General &                     0                        0                        0                      0
  administrative

  Depreciation                  -                        -                        -                      -
  expenses

  Professional                  -                        -                        -                      0
  Fees

  Bad debts                     -                        -                        -                      0

  Services                      -                        -                        -                      -
  contributed by
  officers
                              --------------------------------------------------------------------------------------------------



TOTAL COSTS &                   $0                       $0                       0                      0
EXPENSES
                              --------------------------------------------------------------------------------------------------







                              --------------------------------------------------------------------------------------------------

NET INCOME                      0                        0                        0                      0
(LOSS) ON
OPERATIONS
ITEM

Interest                        -                        -                        -                      0
Expense

NET INCOME                      $0                       $0                       $0                     0
(LOSS)
                              ==================================================================================================

NET INCOME                      >.000                    0                        0                      0
(LOSS) PER
SHARE:
Income (loss)
before
extraordinary
item
                              --------------------------------------------------------------------------------------------------

NET INCOME                      >.000                    0                        0                      0
(LOSS)
                              --------------------------------------------------------------------------------------------------

WEIGHTED                        2,916,681*               1,250,000*               2,915,681*             1,250,000*
AVERAGE NUMBER
OF SHARES
OUTSTANDING
                              --------------------------------------------------------------------------------------------------

*  Adjusted for one for 24 reverse split.


                 The accompanying notes are an integral part of the financial statements.



                            KIMBELL DECAR CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                    Nine months ended      Nine months ended
                                                                    September 30, 1999     September 30, 1998

CASH FLOWS FROM
OPERATING ACTIVITIES:

  Net income (loss)                                                 $0                     $0

  Items not requiring                                               -                      -
  cash:

  Depreciation                                                      -                      -

  Contributed                                                       -                      -
  services

  (Gain) loss on                                                    -                      -
  disposal of equipment

  Other                                                             -                      -

  Contingency                                                       -                      -
  recorded as note
  payable

  Additional payables                                               -                      -
  transferred to
  equity

  (Increase) decrease                                               -                      -
  in accounts
  receivable

  Increase (decrease)                                               $0                     $0
  in accounts payable
                                                                  ----------------------------------

  Cash (used) by                                                    -                      0
  operating
  activities
                                                                  ----------------------------------



CASH FLOWS FROM
INVESTING ACTIVITIES:

  Purchase                                                          -                      -

  Purchase of other                                                 -                      -
  equipment

                                                                  ----------------------------------

  Cash provided                                                     -                      -
  (used) by investing
  activities
                                                                  ----------------------------------



CASH FLOWS FROM
FINANCING ACTIVITIES:

  Notes payable                                                     -                      -
  payments

  Proceeds from sale                                                -                      -
  of common stock and
  warrants, net of
  registration costs

  Purchase of                                                       -                      -
  treasury stock
                                                                  ----------------------------------

  Cash provided by                                                  -                      -
  financing
  activities
                                                                  ----------------------------------

Increase (decrease)                                                 -                      -
in cash & cash
equivalents

Cash & cash                                                         196                    196
equivalents -
beginning of year
                                                                  ----------------------------------

Cash & cash                                                         196                    196
equivalents - end of
year
                                                                  ==================================




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

SHARES ISSUED:

Of the 1,000,000,000 shares of no par value common shares authorized, 70,000,000 shares are issued and outstanding at September 30, 1999. In December 1998, 40,000,000 shares were issued in settlement of debt to the President and major shareholders. On June 23, 1986, 25,000,000 shares were issued to the founders of the Company for $2,500. On November 19, 1986, the company completed a public stock offering of 5,000,000 shares at a total purchase price of $250,000. Offering costs of $74,667 were offset against the proceeds.

The shareholders approved a reverse split of issued and outstanding shares on a one for 24 basis in April 1999. 2,916,681 shares are now issued and outstanding post reverse split.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO SAME PERIOD IN 1998.

         The Company has no current business operations.

     The Company has experienced no operating expenses for the three month period in 1999 or in 1998. The revenues for the period were none in 1999 or 1998. The Company recorded no loss for the period in 1999 and no loss in 1998. Losses on operations may occur until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

     Profit/loss per share for the 1999 third quarter was $.00 per share as compared to a profit/loss of $.00 per share for the same quarter of 1998.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SAME PERIOD IN 1998.

     The Company has no current business operations. The Company had no expenses for the nine month period in 1999 or in the 1998 period. The revenues for the period were none in 1999 or 1998. The Company recorded no loss or profit for the period in 1999 or 1998. Losses on operations can be expected until revenues and business can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

     Profit/loss per share for the 1999 nine month period was $.00 per share, as compared to a profit/loss of $.0 per share for the same period of 1998.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Reports on Form 8-K were made for the period for which this report is filed as follows: None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KIMBELL deCAR CORPORATION


                                                    /s/ Virgil Kimbell
                                                    ----------------------------
Date:  November 23, 1999                              Virgil Kimbell, President