Form 10KSB
period 1999-12-31
KIMBELL DECAR CORP
filed 2000-03-31
CIK 797329

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1999
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

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: $.02 per share

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1999: 2,916,667

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

          On February 22, 2000, H. Daniel Boone entered into a Share Purchase Agreement with in which Mr. Boone agreed to sell 2,400,000shares of common stock of registrant to YCGD Assets, Inc.. Such shares being purchased represent 80% of the outstanding capital stock of the Company. YGCD contemplates acquiring or merging YGCD Assets, Inc. into the Company and retiring the shares purchased from H. Daniel Boone to treasury.

          The Company has entered into a letter of intent to negotiate a Share Exchange Agreement with YGCD Assets, Inc. whereby YGCD will become a wholly owned subsidiary of Kimbell deCar Corp. Agreements had not been completed as of date of this report. Closing, if it occurs may happen in April, 2000.

         It is anticipated that existing directors will resign and new directors will be appointed, concurrent with acquisition of YGCD Assets, Inc.


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

Item 3.           Legal Proceedings

         The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1999.

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

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters

          The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                                 1999                   High          Low

                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                .02           .01

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

         As of December 31, 1999, there were 3 record holders of the Company's common Stock.

         The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition

         No operations were conducted and no revenues were generated in the fiscal year. The Company had no income in 1999. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources

                  Results of Operations - Year Ended December 31, 1999 compared to Year Ended December 31, 1998

     During the fiscal year ended December 31, 1999, the Company had no revenues, and in 1998, the Company had no revenues. In 1999, the Company incurred no expenses for operations or any other matter. In 1998, the Company incurred no expenses . The Company had no profit or loss on operations in 1998.

Results of Operations year ended December 31, 1998 Compared to 1997

     During the fiscal year ended December 31, 1998, the Company incurred no expenses . In 1997 the Company incurred $14,722 in General and Administrative expenses, and $127,692 for services rendered. The significant fees in 1997 were incurred in connection with a contemplated business combination which failed to be completed. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1998 was (0) compared to the 1997 loss on operations ($142,773).

Item 7.           Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-7.

Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure

     Michael B. Johnson & Company, CPA's of Denver, Colorado was retained in 1998 as auditors for the Company for fiscal year 1997 and thereafter. Prior auditors for the Company were Doran Peck, C.P.A., P.C. of Denver for the fiscal years 1991 through 1995.

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

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)

         The directors and executive officers of the Company as of December 31, 1999, are as follows:

          Name                Age               Position


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

     Virgil K.  Kimbell,  resigned as an officer and director in December  1999.

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

Item 10.          Executive Compensation

         The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1999 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES
                                     Annual Compensation                                  Awards
====================================================================================================================================
Name and            Year           Salary             Bonus          Other                     Restricted              Securities
Principal                          ($)                ($)            Annual                    Stock                   Underlying
Position                                                             Compensation              Award(s)                Options/
                                                                     ($)                       ($)                     SARs (#)
------------------------------------------------------------------------------------------------------------------------------------
Virgil K.           1997           0                  0              0                         0                       0
Kimbell,
President
                  ------------------------------------------------------------------------------------------------------------------
                    1998           0                  0              0                        *40,000,000              0
                  ------------------------------------------------------------------------------------------------------------------
                    1999           0                  0              0                         0                       0
------------------------------------------------------------------------------------------------------------------------------------
Wesley F.           1997           0                  0              0                         0                       0
Whiting,
Secretary
                  ------------------------------------------------------------------------------------------------------------------
                    1998           0                  0              0                         0                       0
                  ------------------------------------------------------------------------------------------------------------------
                    1999           0                  0              0                         0                       0
====================================================================================================================================


         Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

       *Virgil Kimbell, President and a Director, was issued 40,000,000 common shares in December 1998 in consideration of satisfaction of a payable of $26,861 and for obtaining releases and settlement of $516,704 in total debt.

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)



                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                                   Security Grants
====================================================================================================================================
Name                               Annual               Meeting           Consulting               Number           Number of
                                   Retainer             Fees              Fees/Other               of               Securities
                                   Fees ($)             ($)               Fees ($)                 Shares           Underlying
                                                                                                   (#)              Options/SARs(#)
------------------------------------------------------------------------------------------------------------------------------------
A. Director                        0                    0                 0                        0*               0
Virgil K.
Kimbell (resigned)
------------------------------------------------------------------------------------------------------------------------------------
Director
Wesley F. Whiting                  0                    0                 0                         0               0
------------------------------------------------------------------------------------------------------------------------------------
Director
Regniald T. Green                  0                    0                 0                         0               0
====================================================================================================================================


*  See "Compensation Table of Executives"

Item 11.          Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of December 31, 1999, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


      Stock        Names and Address                           Beneficial                Percent
Title of Class     of Beneficial Owner                         Ownership                 of Class
Common             Virgil K. Kimbell                           198,334                   6.8%
                   1820 Sharpless Dr.
                   La Habra Heights, CA

Common             H. Daniel Boone                             2,400.000                 85.7%
                   1820 Sharpless Dr.
                   La Habra Heights, CA


                  Security Ownership of Certain Beneficial Owners and Management (Continued)

     The following table sets forth information, as of December 31, 1999, with respect to the beneficial ownership of the Company's common stock by the directors and officers of the Company, both individually and as a group.



      Stock                Names and Address                          Beneficial                Percent
Title of Class             of Beneficial Owner                        Ownership                 of Class
Common                     Wesley F. Whiting                           0                         0%
                           5855 Parfet Street
                           Arvada, CO  80004

Common                     Reginald T. Green                           0                         0%
                           16538 W. 76th Drive
                           Arvada, CO  80007

                           Officers and Directors as a group           0                         0%

Item 12.          Certain Relationships and Related Transactions

        None
                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:
                           Report dated January 20, 1999 -  April 21, 1999

                  2.       Exhibits:  None.

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      #33-7075-LA
3.2               Amendment to Articles of            Incorporated by Reference
                  Incorporation                       to 8K filed _____________


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

Date:  March 30, 2000


                                           /s/ Wesley F. Whiting
                                           -------------------------------------
                                           Secretary, Director


                                           /s/ Reginald T. Green
                                           -------------------------------------
                                           Director

                            KIMBELL-deCAR CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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
Member:  AICPA                                              Fax:  (303) 796-0137
Colorado Society of CPAs

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Kimbell deCar corporation
Evergreen, CO

We have audited the accompanying balance sheet of Kimbell deCar Corporation (A Development Stage Company) as of December 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period April 22, 1986 (Inception), through December 31, 1999, and the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kimbell deCar Corporation at December 31, 1999, and the results of its operations and its cash flows for the period April 22, 1986 (Inception), through December 31, 1999, and the fiscal year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring loss from operations, working capital deficiency, and capital deficiency raises substantial doubts about its ability to continue as a going concern. The Company's continuation as a gong concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, raising capital as may be required, and ultimately to attain successful operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the years ended December 31, 1996 through December 31, 1995 were audited by other accountants, whose reports dated September 10, 1991 and May 28, 1996 were qualified as to a going concern. They have not performed any auditing procedures since that date.

/s/ Michael Johnson & Co., LLC
Denver, CO
February 28,2000



                            KIMBELL deCAR CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet


                                                               December                  December
                                                               31, 1999                  31, 1998

ASSETS:
Current Assets:

  Cash                                                          $ 27                      $196
  Accounts receivable                                            169                         -
                                                     -----------------------------------------------------

Total Current Assets                                             196                       196

TOTAL ASSETS                                                    $196                      $196
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


                            KIMBELL deCAR CORPORATION
                          (A Development Stage Company)
                             Statement of Operations



                                                    For the Year               For the Year               April 22, 1986
                                                    Ended                      Ended                      (Inception) thru
                                                    December 31,               December 31,               December 31, 1999
                                                    1999                       1998
Revenue:
 Net Sales                                                $-                         $-                         $226,329
 Commission Income                                         -                          -                           31,190
                                                  -----------------------------------------------------------------------------

TOTAL REVENUE                                              -                          -                          257,519

Cost of Sales                                              -                          -                          216,582
                                                  -----------------------------------------------------------------------------

GROSS PROFIT                                               -                          -                           40,937

Expenses:
 Professional Fees                                         -                          -                          300,785
 Depreciation                                              -                          -                           17,257
 Consulting                                                -                          -                           66,700
 Travel & Promotion                                        -                          -                           28,479
 Inventory Writedown                                       -                          -                           26,536
 Office Expense                                            -                          -                           42,185
 Salaries                                                  -                          -                          174,933
 Miscellaneous Expenses                                    -                          -                           28,339
 Payroll Taxes                                             -                          -                            6,685
                                                  -----------------------------------------------------------------------------

TOTAL EXPENSES                                             -                           -                          691,899
                                                  -----------------------------------------------------------------------------

Loss From Operations                                       -                           -                        (650,962)

Other Income & (Expense):
 Interest Expense                                          -                          -                          (68,156)
 Writeoff of Debt                                          -                          -                           18,535
 Gain on Sale of Fixed
Assets                                                     -                          -                            3,943
 Interest Income                                           -                          -                            2,299
                                                  -----------------------------------------------------------------------------

Total Other Income
(Expense)                                                  -                          -                          (43,379)
                                                  -----------------------------------------------------------------------------

NET LOSS                                                   -                          -                        ($694,341)
                                                  =============================================================================

Weighted Average Number of
Common Shares Outstanding                          2,916,667                 70,000,000                        2,196,667

Net Loss Per Common Share                                 $-                          -                           $(0.24)
                                                  =============================================================================


   The accompanying notes are an integral part of these financial statements.



                            KIMBELL deCAR CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flows


                                          For the Year                    For the Year                     April 22, 1986
                                          Ended December                  Ended December                   (Inception)
                                          31, 1999                        31, 1998                         thru December
                                                                                                           31, 1999
Cash Flows from
Operating Activities:

Net (Loss) Accumulated
During the Development
Stage                                             $-                       $(195,068)                      ($694,341)

Amortization and
Depreciation                                       -                                -                          17,257
(Decrease) Increase in
Accounts Payable                                (169)                        (26,861)                               -
(Decrease) Increase in
Notes Payable                                       -                       (377,843)                               -
(Decrease) Increase in
Accrued Compensation                                -                       (112,000)                         112,000
                                            ----------------------------------------------------------------------------------

Net Cash Flows Used by                          (169)                       (516,704)                        (565,084)
Operations

Cash Flows from
Investing Activities:
 Capital Expenditures                              -                                -                        (17,257)

Net Cash Flows Used by
 Cash Flows from Investing Activities              -                                -                        (17,257)
                                            ----------------------------------------------------------------------------------

Cash Flows from
Financing Activities:
 Proceeds from Notes
Payable                                            -                          516,704                         404,704
 Proceeds from Sale of
Stock                                              -                                -                         177,833
                                             ---------------------------------------------------------------------------------

Net Cash Flows Provided
by Financing Activities                            -                          516,704                         404,704

Net Increase (Decrease)
in Cash                                        (169)                                -                             196
                                            ----------------------------------------------------------------------------------

Cash at Beginning of
Period                                           196                            196                                 -
                                            ----------------------------------------------------------------------------------

Cash at End of Period                           $ 27                           $196                              $196
                                            ==================================================================================

Interest Paid                                     $-                          $   -                            $47,102

Taxes Paid                                        $-                          $   -                                 $-
                                            ==================================================================================



   The accompanying notes are an integral part of these financial statements.



                            KIMBELL deCAR CORPORATION
                          (A Development Stage Company)
                        Statement of Stockholders' Equity



                                                 # of                    Common              Accumulated               Totals
                                                 Shares                  Stock               Deficit
Issuance of Stock to Founders                   25,000,000              $2,500                       $-                   $2,500

Public Stock Offering                            5,000,000             175,333                        -                  175,333

Net Loss - April 22, 1986 to
December 31, 1986                                        -                   -                  (24,388)                 (24,388)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1986                    30,000,000             177,833                  (24,388)                 153,445
Net Loss 1987                                            -                   -                 (133,090)                (133,090)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1987                    30,000,000             177,833                 (157,478)                  20,355
Net Loss 1988                                            -                   -                 (113,921)                (113,921)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1988                    30,000,000             177,833                 (271,399)                 (93,566)
Net Loss 1989                                            -                   -                  (47,653)                 (47,653)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1989                    30,000,000             177,833                 (319,052)                (141,219)
Net Loss 1990                                            -                   -                  (10,538)                 (10,538)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1990                    30,000,00              177,833                 (329,590)                (151,757)

Prior Period Adjustment
(provision for income taxes
payable eliminated)                                                                               1,989                    1,989
Net Loss 1991                                           -                    -                   (1,670)                  (1,670)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1991                    30,000,000             177,833                 (329,271)                (151,438)
Net Loss 1992                                            -                   -                        -                        -
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1992                    30,000,000             177,833                 (329,271)                (151,438)
Net Loss 1993                                            -                   -                      (92)                     (92)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1993                    30,000,000             177,833                 (329,363)                (151,530)
Net Loss 1994                                            -                   -                     (105)                    (105)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1994                    30,000,000             177,833                 (329,468)                (151,635)
Net Loss 1995                                            -                   -                     (500)                    (500)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1995                    30,000,000             177,833                 (329,968)                (152,135)
Net Loss 1996                                            -                   -                 (169,305)                (169,305)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1996                    30,000,000             177,833                 (499,273)                (321,440)
Net Loss 1997                                            -                   -                 (195,068)                (195,068)
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1997                    30,000,000             177,833                 (694,341)                (516,508)
Issuance for Cash (Dec 1998)                    40,000,000              26,861                        -                   26,861
Net Loss 1998                                            -                   -                        -                        -
                                                -----------------------------------------------------------------------------------

Balance at December 31, 1998                    70,000,000            $204,694                ($694,341)               ($489,647)
Reverse split 4/29/99 (1 for 24)               (67,083,333)                  -                        -                        -
Net Loss 1999                                            -                   -                        -                        -
                                               -------------------------------------------------------------------------------------
Balance at December 31, 1999                     2,916,667             204,694                ($694,341)               ($489,647)
                                               -------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                            KIMBELL-DECAR CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1999



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

         Initial Public Offering:

         Of the 1,000,000,000 shares of no par value common shares authorized, 70,000,000 shares are issued and outstanding at December 31, 1999. On June 23, 1986, 25,000,000 shares were issued to the founders of the Company for $2,500. On November 19, 1986, the Company completed a public stock offering of 5,000,000 shares at a total purchase price of $250,000. Offering costs of $74,667 were offset against the proceeds. On December 9, 1999, the Company issued 40,000,000 shares to Virgil Kimbell as compensation for $26,861 in cash advances.

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