Form 10QSB
period 1999-12-31
KIMBELL DECAR CORP
filed 2000-04-21
CIK 797329

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
March 31, 2000                                                33-7075-LA


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

                                  Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at March 31, 2000
-------------                               -----------------------------
Common stock                                         2,916,000
No par value



                           KIMBELL de-CAR CORPORATION
                          (A Development Stage Company)


                                  BALANCE SHEET


                                                                 March 31,                          December 31
                                                                 2000                               1999
                                                                 (unaudited)                        (unaudited)
Assets:

TOTAL ASSETS                                                     $196                                $196
                                                                 ====                                ====

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts Payable-Officers                                        6,356                               0

Accrued Compensation                                             0                                   0

Notes Payable                                                    0                                   0
                                                               --------------------------------------------------------------

Total current liabilities                                        $6,356                              $0



Stockholder's equity (Deficit):

Common stock, no par value; authorized,
1,000,000,000 shares: Issued and outstanding
2,916,000 shares at March 31, 2000 and
December 31, 1999:  Additional paid-in capital                   694,537                             694,537

Accumulated (deficit) during the development
stage                                                            (700,697)                           (694,341)
                                                                 ---------                           ---------

Total Stockholders' equity                                       6,160                                 (196)
                                                                 ---                                 ---------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                                           $6,160                                $196
                                                                 ====                                ====



    The accompanying notes are an integral part of the financial statements.



                            KIMBALL deCAR CORPORATION
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)



                                                                                Three months          Three months
                                                                                ended March           ended March
                                                                                31, 1999              31, 2000
                                                                                (Unaudited)
REVENUE:

  Interest Income                                                               -                     -

  Miscellaneous income                                                          -                     -

TOTAL REVENUES                                                                  -                     -



EXPENSES:

  General & administrative                                                      -                     1,356

  Interest expense                                                              -                     -

  Depreciation expenses                                                         -                     -

  Professional fees                                                             -                     5,000

Bad debts                                                                       -                     -

TOTAL                                                                           -                     6,356



  Loss on Operations                                                            -                     (6,356)

  Interest Expense                                                              -                     -

TOTAL COSTS & EXPENSES                                                          -                     (6,356)

NET INCOME (LOSS)                                                               $0                    (6,356)

NET INCOME (LOSS) PER SHARE:                                                    -                     ($.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                   2,916,000           2,916,000
(adjusted for reverse split)


    The accompanying notes are an integral part of the financial statements.



                                                KIMBELL deCAR, CORPORATION
                                               (A Development Stage Company)
                                                  STATEMENT OF CASH FLOWS
                                                        (unaudited)


                                                    Three months ending        Three months ending
                                                    3/31/99                    3/31/00
CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net income (loss)                                 $0                          ($6.356)

  Items not requiring  cash:                        -                          -

  Depreciation                                      -                          -

  Contributed services                              -                          -

  (Gain) loss on  disposal of equipment             -                          -

  Other                                             -                          -

  Contingency recorded as note payable              -                          -

  Additional payables transferred to equity         -                          -

  (Increase) decrease     in accounts               -                          -
receivable

  Increase (decrease) in accounts payable           $0                         6,356
                                                  -------------------------------------------------------

  Cash (used) by operating activities               -                          -
                                                  -------------------------------------------------------



CASH FLOWS FROM INVESTING
ACTIVITIES:

  Cash provided (used) by investing activities      0                          0
                                                  -------------------------------------------------------



CASH FLOWS FROM FINANCING
ACTIVITIES:

  Notes payable                                     -                          -

  Proceeds from sale of common stock and            -                          -
warrants, net of registration costs

  Purchase of treasury stock                        -                          -
                                                  -------------------------------------------------------

  Cash provided by financing activities             -                          -
                                                  -------------------------------------------------------

  Increase (decrease) in cash & cash                0                          0
equivalents

  Cash & cash equiv- alents - beginning of          -                          -
year
                                                  -------------------------------------------------------

  Cash & cash equiv- alents - end of year           196                        196
                                                  =======================================================


    The accompanying notes are an integral part of the financial statements.

                            KIMBELL deCAR CORPORATION
                          (A Development Stage Company)
                                   (unaudited)

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

ITEM 2.

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations.
----------

Results of  Operations  for quarter ended March 31, 2000 compared to same period
--------------------------------------------------------------------------------
in 1999.
-------

     The Company has no current business operations. The Company has experienced operating expenses of $6,356 for the three month period in 2000 and none for the same period in 1999. The revenues for the period were none in 2000 or 1999. The company recorded a loss for the period in 2000 of ($6,356) and no profit or loss in 1999. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

Profit(Loss) per share for the 2000 first quarter was ($.002) per share, as compared to of $.0 per share for the 1st quarter of 1999. Losses can be expected to continue until a profitable business is acheived.

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

                  A report on Form 8-K was filed February 22, 2000 . A report on Form 8-K was filed March 2, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KIMBELL deCAR CORPORATION


                                                /s/ Wesley F. Whiting
Date:                                     --------------------------------
      April 20,2000                           Wesley F. Whiting, Vice President