Form 10QSB/A
period 2000-03-31
TANGIBLEDATA INC
filed 2000-05-17
CIK 797329

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                AMENDMENT NO. 1 TO
                                   FORM 10QSB



                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
March 31, 2000                                            33-7075-LA


                                TangibleData, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                                  33-0179781
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


              5660 Airport Boulevard, Suite 105, Boulder, CO  80301
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code:  (303) 417-0441


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                   Outstanding at March 31, 2000
------------                               -----------------------------
Common stock                                         2,916,000
No par value

                                TANGIBLEDATA, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                           March 31,          December 31
                                             2000                 1999
                                         (unaudited)          (unaudited)

ASSETS:

TOTAL ASSETS                                $   27          $     196
                                            ======          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts Payable-Officers                    6,356                  0
                                            ------          ---------


Total current liabilities                   $6,356          $       0

Stockholder's equity (Deficit):

Common stock, no par value; authorized,
1,000,000,000 shares: Issued and
outstanding 2,916,667 shares at
March 31, 2000 and December 31, 1999:
Additional paid-in capital                 694,537            694,537

Accumulated (deficit) during the
development stage                         (700,866)          (694,341)
                                         ---------          ---------

Total Stockholders' equity                   6,329               (196)
                                         ---------          ---------
TOTAL LIABILITIES & STOCKHOLDERS'
EQUITY                                   $      27          $     196
                                         =========          =========




    The accompanying notes are an integral part of the financial statements.

                                TANGIBLEDATA, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                             April 22, 1986
                                                            (Inception) thru
                                   March 31,    March 31,       March 31,
                                     2000         1999            2000
                                  ----------   -----------   ---------------

Revenue:
  Net Sales                       $        -   $         -      $  226,329
  Commission Income                        -             -          31,190
                                  ----------   -----------      ----------
TOTAL REVENUE                              -             -         257,519

Cost of Sales                              -           169         216,751
                                  ----------   -----------      ----------
GROSS PROFIT                               -          (169)         40,768

Expenses:
 Professional Fees                     5,000             -         300,785
 Depreciation                              -             -          17,257
 Consulting                                -             -          66,700
 Travel & Promotion                        -             -          28,479
 Inventory Write-down                      -             -          26,536
 Office Expenses                           -             -          42,185
 Salaries                                  -             -         174,933
 Miscellaneous Expenses                1,356             -          28,339
 Payroll Taxes                             -             -           6,685
                                  ----------   -----------      ----------
TOTAL EXPENSES                         6,356             -         691,899
                                  ----------   -----------      ----------

Loss From Operations                  (6,356)         (169)       (651,131)

Other Income and (Expense):
 Interest Expense                          -             -         (68,156)
 Writeoff of Debt                          -             -          18,535
 Gain on Sale of Fixed Assets              -             -           3,943
 Interest Income                           -             -           2,299
                                  ----------   -----------      ----------
Total Other Income (Expense)               -             -         (43,379)
                                  ----------   -----------      ----------

NET LOSS                          $   (6,356)  $      (169)     $ (694,510)
                                  ==========   ===========      ==========

  Net Loss Per Common Stock       $        -   $         -      $    (0.32)
                                  ==========   ===========      ==========

  Weighted Average Number of
  Common Shares Outstanding        2,916,667    70,000,000       2,196,667
                                  ==========   ===========      ==========

                               TANGIBLEDATA, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                   For the Three Months Ended March 31, 2000
                                  (unaudited)

                                                             April 22, 1986
                                                            (Inception) thru
                                   March 31,    March 31,       March 31,
                                     2000         1999            2000
                                  ----------   -----------  -----------------

Cash Flows from Operating
 Activities:

  Net (Loss) Accumulated During
   the Development Stage          $   (6,356)  $      (169)      $(700,866)
  Amortization and Depreciation            -             -          17,257
  (Decrease) Increase in Accounts
   Payable                             6,356       (26,861)          6,356
  (Decrease) Increase in Notes
   Payable                                 -      (377,843)              -
  (Decrease) Increase in Accrued
   Compensation                            -      (112,000)        112,000
                                  ----------   -----------      ----------

Net Cash Flows Used by Operations          -      (516,873)       (565,253)

Cash Flows from Investing
 Activities:

  Capital Expenditures                     -             -         (17,257)
                                  ----------   -----------      ----------

Net Cash Flow Used by Investing
 Activities                                -             -         (17,257)

Cash Flows from Financing
 Activities:

  Proceeds from Notes Payable              -       516,704         404,704
  Proceeds from Sale of Stock              -             -         177,833
                                  ----------   -----------      ----------
Net Cash Flows Provided by
 Financing Activities                      -       516,704         582,537

Net Increase (Decrease) in Cash            -          (169)             27
                                  ----------   -----------      ----------

Cash at Beginning of Period               27           196               -
                                  ----------   -----------      ----------
Cash at End of Period             $       27   $        27      $       27
                                  ==========   ===========      ==========

Interest Paid                     $        -   $         -      $   47,102
Taxes Paid                        $        -   $         -      $        -
                                  ==========   ===========      ==========

                                 TANGIBLEDATA, INC.
                          (A Development Stage Company)
                                   (unaudited)

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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.
----------

Results of Operations for quarter ended March 31, 2000 compared to same period
------------------------------------------------------------------------------
in 1999.
-------

     As of March 31, 2000, the Company had no current business operations. The Company has experienced operating expenses of $6,356 for the three month period in 2000 and none for the same period in 1999. The revenues for the period were none in 2000 or 1999. The Company recorded a loss for the period in 2000 of ($6,356) and no profit or loss in 1999. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

     Profit (Loss) per share for the 2000 first quarter was ($.002) per share, as compared to of $.0 per share for the 1st quarter of 1999. Losses can be expected to continue until a profitable business is achieved.

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

        On April 20, 2000, the Company completed the acquisition of 100% of the outstanding common stock of YGCD Assets, Inc., a Colorado corporation ("YGCD"), in exchange for approximately 12,113,489 shares of the Company's Common Stock (approximately 96% of the shares now outstanding).

        On April 20, 2000, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company to TangibleData, Inc. In addition, the shareholders approved an amendment to the Company's Articles of Incorporation to limit directors' liability in certain circumstances.

        A summary of the transaction with YGCD Assets, Inc. is included in the Company's Form 8-K dated April 20, 2000, which was filed on May 5, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------  --------------------------------

       (a)  Exhibits.

            27     Financial Data Schedule    Filed herewith electronically

       (b)  Reports on Form 8-K.

            A report on Form 8-K was filed February 22, 2000.
            A report on Form 8-K was filed March 2, 2000.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TANGIBLEDATA, INC.


                                     By:/s/ Blair Zykan
Date:  May 16, 2000                     Blair Zykan, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically