Form 10QSB
period 2000-06-30
TANGIBLEDATA INC
filed 2000-08-14
CIK 797329

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2000



                     Commission File Number: 33-7075-LA




                             TangibleData, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)




           Colorado                                    33-0179781
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


          5660 Airport Boulevard, Suite 105, Boulder, Colorado  80301
         ------------------------------------------------------------
         (Address of principal executive offices including zip code)


                              (303) 417-0441
                         ---------------------------
                         (Issuer's telephone number)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of August 3, 2000, the Registrant had 12,642,673 shares of its no par value common stock outstanding.

                                TangibleData, Inc.
                       (A Development Stage Enterprise)

                           Form 10-QSB Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of June 30, 2000 ...............................   3

  Statements of Operations for the three months ended
  June 30, 2000, and from inception to June 30, 2000 ..............   4

  Statements of Cash Flows for the three months ended
  June 30, 2000, and from inception to June 30, 2000 ..............   5

  Notes to Consolidated Condensed Financial Statements .............  6

Item 2 - Management's Discussion and Analysis and Results
         of Operations .............................................  7

Part II - Other Information ........................................  9

Signatures ......................................................... 10

                               TangibleData, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEET
                                 JUNE 30, 2000
                                  (UNAUDITED)

     ASSETS

Current Assets:
  Cash                                                      $ 1,132,000
  Certificates of deposit                                        35,000
  Receivables - related party                                    13,000
  Other receivables                                              47,000
                                                            -----------

     Total current assets                                     1,227,000

Property and Equipment, net of 1,000 accumulated
  depreciation                                                  112,000

Other Assets                                                     16,000
                                                            -----------

Total Assets                                                $ 1,355,000
                                                            ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                          $   174,000
  Note payable - related party                                   79,000
  Current portion of capital leases                               8,000
                                                            -----------
     Total current liabilities                                  261,000

Long-term Capital Leases, net of current portion                 18,000

Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 12,642,743 shares
   issued and outstanding at June 30, 2000                    9,831,000
  Deficit accumulated during the development stage           (8,755,000)
                                                            -----------
     Total stockholders' equity                               1,076,000
                                                            -----------
     Total Liabilities and Stockholders' Equity             $ 1,355,000
                                                            ===========








See accompanying notes to these financial statements.

                               TangibleData, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 For the
                                              Three Months
                                                  Ended         Inception
                                              June 30, 2000      to Date
                                              -------------    -----------

Net Revenues                                   $      -        $      -

Operating Expenses:
  Research and development costs                   211,000         374,000
  Acquisition costs                                175,000         200,000
  Other operating costs                            259,000       8,198,000
                                               -----------     -----------
     Total operating expenses                      645,000       8,772,000
                                               -----------     -----------

Interest Income, net                                17,000          17,000
                                               -----------     -----------

Net Loss                                       $  (628,000)    $(8,755,000)
                                               ===========     ===========
























See accompanying notes to these financial statements.

                               TangibleData, Inc.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                For the
                                              Three Months
                                                  Ended         Inception
                                              June 30, 2000      to Date
                                              -------------    -----------

Cash Flows from Operating Activities:
  Net loss                                     $  (628,000)    $(8,755,000)

  Adjustments to reconcile net loss to
   cash used in operating activities:
    Depreciation expense                             1,000           1,000
    Expenses paid with stock                          -          7,855,000
    Expenses paid with note                           -            125,000
    Changes in operating assets and liabilities:
     Accounts receivable - related party           (13,000)        (13,000)
     Other receivables                             (47,000)       (185,000)
     Other assets                                  (16,000)        (16,000)
     Accounts payable                             (111,000)        174,000
                                               -----------     -----------
     Net cash used in operating activities        (814,000)       (814,000)

Cash Flows from Investing Activities:
  Invest in certificates of deposits               (35,000)        (35,000)
  Purchase property and equipment                  (87,000)        (87,000)
                                               -----------     -----------
     Net cash used in investing activities        (122,000)       (122,000)

Cash Flows from Financing Activities:
  Repayment of related party note                  (46,000)        (46,000)
  Proceeds from stock sales, net                 2,114,000       2,114,000
                                               -----------     -----------
     Net cash used in financing activities       2,068,000       2,068,000

Increase in Cash                                 1,132,000       1,132,000

Cash, Beginning of year                               -               -
                                               -----------     -----------
Cash, June 30, 2000                            $ 1,132,000     $ 1,132,000
                                               ===========     ===========







See accompanying notes to these financial statements.

                               TangibleData, Inc.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1 - Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our amended 8-K for the period ended March 31, 2000. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies we followed are set forth in Note 1 to our financial statements included in our amended 8-K for the period ended March 31, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the amended 8-K.

Note 2- Stockholders Equity

YGCD Assets, Inc. was incorporated in January 2000 in the State of Colorado. During the quarter ended June 30, 2000 the company issued an additional 917,550 shares for offering proceeds of $1,498,000, net of offering costs. Also during the quarter, $616,000 was released from escrow representing 308,000 shares sold before year-end.

                                    ITEM 2

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in the Internet industry or in our operations or business, and any or all of these factors may
affect our ability to achieve our projected sales growth.   Forward-looking
information provided by TangibleData pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

OVERVIEW

     In the fiscal quarter ended June 30, 2000, the Company was primarily engaged in the development of a digital information publishing, archiving and distribution business. The Company is developing technology enabling a user to bring digital data to a web-integrated fulfillment center where they can access on-demand manufacturing and distribution of CDS and other media.
During the quarter ended June 30, 2000, the Company produced no sales and was exclusively engaged in hiring personnel, acquiring equipment, and establishing a base of operations and facility to duplicate and distribute CDs containing customized information as desired by potential customers of the Company. The Company is a development stage enterprise. Since YGCD Assets was just incorporated in January 2000, there is no comparable financial information for 1999.

RESULTS OF OPERATIONS

     Since the Company was in the start-up phase of its business during the three months ended June 30, 2000, there were no sales or revenue during the period.

     During the three months ended June 30, 2000, the Company incurred $211,000 of research and development costs related to developing its technology.

     General and administrative expenses for the three months ended June 30, 2000, totaled $259,000. The largest component of this item was salaries and recruiting fees of $143,248. The Company also incurred legal and accounting fees of $17,508, much of which was related to the reverse acquisition transaction and preparing the necessary SEC filings.

     During the three months ended June 30, 2000, the Company incurred $175,000 in acquisition costs related to the reverse acquisition with Kimbell deCar Corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $966,000 at June 30, 2000. The increase in working capital during the three months ended June 30, 2000, was primarily due to the proceeds from the sale of common stock during the three months ended June 30, 2000.

     During the three months ended June 30, 2000, cash used in operating activities was $(814,000). The primary reason for the large increase in cash used in operating activities was the net loss of $(628,000).

     Cash used in investing activities during the three months ended June 30, 2000, was $(122,000). During the three months ended June 30, 2000, the Company paid $87,000 for equipment.

     Cash provided by financing activities during the three months ended June 30, 2000, was $2,068,000. The Company received $2,114,000 in net proceeds from the sale of common stock in the three months ended June 30, 2000.

     The Company anticipates that it will need additional equity investments in the future to continue to fund general working capital. There can be no assurance that such investments will be obtained. If they are not, the Company's business will be adversely affected.

                         PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     None.

ITEM 2 - Changes in Securities and Use of Proceeds.

     On April 20, 2000, the Company issued 12,125,989 shares of its common stock to the shareholders of YGCD Assets, Inc., a Colorado corporation ("YGCD"), in connection with the acquisition of 100% of the outstanding shares of YGCD. Each YGCD shareholder was provided with information on the Company and the Company complied with the other applicable requirements of Rule 506, including the filing of a Form D with the SEC. Each YGCD shareholder signed a Letter of Acceptance or Subscription Agreement in which he represented that he was acquiring the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legend was placed on the certificates and stop transfer orders were issued to the transfer agent.

ITEM 3 - Defaults on Senior Securities.

     None.

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     A special meeting of shareholders of the Company was held on April 20, 2000, to approve the following: (1) an amendment to the Company's Articles of Incorporation to change the name to TangibleData, Inc.; (2) an amendment to the Company's Articles of Incorporation to limit directors' liability in certain circumstances; and (3) the Company's 2000 Equity Incentive Plan.

     The following table sets forth the number of votes cast for each matter. There were no broker non-votes:

                                       FOR        AGAINST     ABSTAIN
                                   -----------    -------    ----------

1.  Approval of name change         2,520,835        0            0

2.  Approval of limitation          2,520,835        0            0
    of directors' liability

3.  Approval of 2000 Equity         2,520,835        0            0
    Incentive Plan

ITEM 5 - Other Information.

     None.

ITEM 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27     Financial Data Schedule    Filed herewith electronically

     (b)  Reports on Form 8-K.

     The Company filed a Report on Form 8-K dated April 20, 2000, related to the reverse acquisition with YGCD Assets, Inc. The 8-K reported on Items 1, 2, 5, and 7. An amendment to this 8-K which included consolidated financials and pro forma financial information under Item 7 was filed on June 28, 2000.

     The Company filed a Report on Form 8-K dated June 23, 2000, related to a change of the Company's auditors. The 8-K reported on Items 4 and 7.



                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TangibleData, Inc.


Dated: August 11, 2000                By:/s/ Blair Zykan
                                         Blair Zykan, President

                                EXHIBIT INDEX

EXHIBIT                                           METHOD OF FILING
-------                                           ----------------

  27.    FINANCIAL DATA SCHEDULE             Filed herewith electronically