Form 10QSB
period 2000-09-30
TANGIBLEDATA INC
filed 2000-11-14
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000



                     Commission File Number: 33-7075-LA




                             TangibleData, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)




           Colorado                                    33-0179781
-------------------------------             --------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


          5660 Airport Boulevard, Suite 105, Boulder, Colorado  80301
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

                            Yes X             No___

As of November 13, 2000, the Registrant had 12,631,673 shares of its no par value common stock outstanding.

                                TangibleData, Inc.
                       (A Development Stage Enterprise)

                           Form 10-QSB Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of September 30, 2000 .......................     3

  Statements of Operations for the three months and six
  months ended September 30, 2000, and from inception
  to September 30, 2000.........................................     4

  Statements of Cash Flows for the six months ended
  September 30, 2000, and from inception to September 30,
  2000 .........................................................     5

  Notes to Consolidated Condensed Financial Statements .........     6

Item 2 - Management's Discussion and Analysis and Results
         of Operations .........................................     7

Part II - Other Information ....................................     8

Signatures .....................................................     9

                               TangibleData, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                         As Of
                                                  September 30, 2000
                                                  ------------------
  ASSETS

Current Assets:
  Cash                                               $   248,000
  Certificates of deposit                                103,000
  Receivables - related party                             21,000
  Other receivables                                       10,000
  Inventory                                                8,000
  Prepaids                                                10,000
                                                     -----------
     Total current assets                                400,000

Property and Equipment, net of 9,000 accumulated
  depreciation                                           176,000

Other Assets                                              16,000
                                                     -----------

Total Assets                                         $   592,000
                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $    14,000
  Note payable - related party                            39,000
  Note payable                                            10,000
  Current portion of capital leases                        8,000
                                                     -----------
     Total current liabilities                            71,000

Long-term Capital Leases, net of current portion          16,000

Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 12,631,673 shares
   issued and outstanding at September 30, 2000       9,831,000
  Deficit accumulated during development stage       (9,326,000)
                                                    -----------
     Total stockholders' equity                         505,000
                                                    -----------
     Total Liabilities and Stockholders' Equity     $   592,000
                                                    ===========




See accompanying notes to these financial statements.

                               TangibleData, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 Three Months     Six Months
                                 Ending           Ending          Inception
                                 September 30     September 30    to Date
                                 2000             2000
                                 -----------      -----------     ----------

Net Revenues                     $     4,000      $     4,000     $    4,000

Operating Expenses:
  Research and development
   costs                             304,000          516,000        679,000
  Acquisition costs                        -          175,000        200,000
  Other operating costs              277,000          537,000      8,476,000
                                 -----------      -----------    -----------
     Total operating expenses        581,000        1,228,000      9,355,000
                                 -----------      -----------    -----------
Loss From Operations                (577,000)      (1,224,000)    (9,349,000)

Interest Income, net                   8,000           25,000         25,000
                                 -----------      -----------    -----------
Net Loss                         $  (569,000)     $(1,199,000)   $(9,326,000)
                                 ===========      ===========    ===========

Basic and Diluted Loss
  Per Share                            (.05)             (.10)

Weighted Average Shares
  Outstanding                    12,631,673        12,489,136
                                 ==========        ==========




















See accompanying notes to these financial statements.

                               TangibleData, Inc.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                 For the
                                                Six Months
                                                  Ended           Inception
                                             September 30, 2000    to Date
                                             ------------------  -----------

Cash Flows from Operating Activities:
  Net loss                                     $(1,199,000)      $(9,326,000)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Depreciation expense                             9,000             9,000
    Expenses paid with stock                          -            7,855,000
    Expenses paid with note                           -              125,000
    Changes in operating assets and liabilities:
     Accounts receivable - related party           (21,000)          (21,000)
     Other receivables                             (18,000)          (18,000)
     Prepaids                                      (10,000)          (10,000)
     Other assets                                  (16,000)         (154,000)
     Accounts payable                             (271,000)           14,000
                                               -----------       -----------
     Net cash used in operating activities      (1,526,000)       (1,526,000)

Cash Flows from Investing Activities:
  Invest in certificates of deposits              (103,000)         (103,000)
  Purchase property and equipment                 (161,000)         (161,000)
                                               -----------       -----------
     Net cash used in investing activities        (264,000)         (264,000)

Cash Flows from Financing Activities:
  Repayment of related party note                  (86,000)          (86,000)
  Repayment of note                                 (2,000)           (2,000)
  Borrowings on Notes                               12,000            12,000
  Proceeds from stock sales, net                 2,114,000         2,114,000
                                               -----------       -----------
     Net cash provided by financing activities   2,038,000         2,038,000

Increase (Decrease) in Cash                        248,000           248,000
Cash, Beginning of period                             -                 -
                                               -----------       -----------
Cash, September 30, 2000                       $   248,000       $   248,000
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

OVERVIEW

     In the fiscal quarter ended September 30, 2000, the Company was primarily engaged in the development of a digital information publishing, archiving and distribution business. The Company is developing technology enabling a user to bring digital data to a web-integrated fulfillment center where they can access on-demand manufacturing and distribution via CDS and other media. During the quarter ended September 30, 2000, the Company produced initial sales and was exclusively engaged in hiring personnel, acquiring equipment, and establishing a base of operations and facility to duplicate and distribute CDs containing customized information as desired by potential customers of the Company. The Company is a development stage enterprise. Since YGCD Assets was just incorporated in January 2000, there is no comparable financial information for 1999.

RESULTS OF OPERATIONS

     Since the Company was in the start-up phase of its business during the three and six months ended September 30, 2000, there were no significant sales or revenue during the period.

     During the three and six months ended September 30, 2000, the Company incurred $304,000 and $516,000 of research and development costs related to developing its technology.

     Acquisition and other operating costs for the three and six months ended September 30, 2000, totaled $277,000 and $712,000 respectively. The largest component of this item was salaries and recruiting fees of $126,000 and $269,000, respectively. The Company also incurred legal and accounting fees for the three and six months ended September 30, 2000 of $16,000 and $34,000 respectively, much of which was related to the reverse acquisition transaction and preparing the necessary SEC filings. During the three months ended September 30, 2000, the Company incurred no acquisition costs, but did incur $175,000 in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $329,000 at September 30, 2000. The decrease in working capital during the three months ended September 30, 2000, was primarily due to the costs of hiring personnel, acquiring equipment and conducting research and development.

     During the six months ended September 30, 2000, cash used in operating activities was $(1,526,000). The primary reason for the large increase in cash used in operating activities was the net loss of $(1,199,000).

     Cash used in investing activities during the six months ended September 30, 2000, was $(264,000). During the six months ended September 30, 2000, the Company paid $161,000 for equipment.

     Cash provided by financing activities during the six months ended September 30, 2000, was $2,038,000. The Company received $2,114,000 in net proceeds from the sale of common stock in the three months ended September 30, 2000.

     The Company is seeking additional funding for general working capital of up to $3,000,000, and has received approximately $500,000 after September 30,2000 but before the date of filing of this report. There can be no assurance that such level of funding will be obtained. If not, the Company's business will be adversely affected.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     None.

ITEM 2 - Changes in Securities and Use of Proceeds.

     None.

ITEM 3 - Defaults on Senior Securities.

     None.

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5 - Other Information.

     None.

ITEM 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          27     Financial Data Schedule    Filed herewith electronically

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TangibleData, Inc.


Dated: November 13, 2000              By:/s/ Blair Zykan
                                         Blair Zykan, President