Form 10QSB
period 2000-12-31
TANGIBLEDATA INC
filed 2001-02-14
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended December 31, 2000



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

                            Yes X             No___

As of February 9, 2001, the Registrant had 12,910,173 shares of its no par value common stock outstanding.

                                TangibleData, Inc.
                       (A Development Stage Enterprise)

                           Form 10-QSB Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of December 31,  2000 .......................     3

  Statements of Operations for the three and nine
  months ended December, 31, 2000, and from inception
  to December 31,  2000.........................................     4

  Statements of Cash Flows for the nine months ended
  December 31, 2000, and from inception to December 31,
  2000 .........................................................     5

  Notes to Consolidated Condensed Financial Statements .........     6

Item 2 - Management's Discussion and Analysis and Results
         of Operations .........................................     7

Part II - Other Information ....................................     8

Signatures .....................................................     9

                               TangibleData, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                         As Of
                                                  December 31, 2000
                                                  ------------------
  ASSETS

Current Assets:
  Cash                                               $   155,000
  Certificates of deposit                                104,000
  Receivables - related party                             18,000
  Other receivables                                       14,000
  Inventory                                               15,000
  Prepaids                                                 8,000
                                                     -----------
     Total current assets                                314,000

Property and Equipment, net of $84,000 accumulated
  depreciation                                           357,000

Other Assets                                              16,000
                                                     -----------

Total Assets                                         $   687,000
                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $    95,000
  Accrued liabilities                                      7,000
  Note payable - related party                            40,000
  Note payable                                            10,000
  Current portion of capital leases                       99,000
                                                     -----------
     Total current liabilities                           251,000

Long-term Capital Leases, net of current portion          87,000

Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 12,910,173 shares
   issued and outstanding at December 31, 2000        10,268,000
  Deficit accumulated during development stage        (9,919,000)
                                                    -----------
     Total stockholders' equity                         349,000
                                                    -----------
     Total Liabilities and Stockholders' Equity     $   687,000
                                                    ===========



See accompanying notes to these financial statements.

                               TangibleData, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 Three Months     Nine Months
                                 Ending           Ending          Inception
                                 December 31      December 31     to Date
                                 2000             2000
                                 -----------      -----------     ----------

Revenues                         $   18,000      $    22,000    $    22,000
Cost of Revenues                    (10,000)         (10,000)       (10,000)
                                 -----------     -----------    -----------
     Gross Profit                $    8,000      $    12,000    $    12,000


Other Operating Expenses:
  Research and development
   costs                             52,000          568,000        731,000
  Acquisition costs                       -          175,000        200,000
  Other operating costs             574,000        1,111,000      9,050,000
                                 ----------      -----------    -----------
  Total other operating expenses    626,000        1,854,000     (9,981,000)
                                 ----------      -----------    -----------
Loss From Operations               (618,000)      (1,842,000)    (9,969,000)

Interest Income, net                 25,000           50,000         50,000
                                 ----------      -----------    -----------
Net Loss                         $ (593,000)     $(1,792,000)   $(9,919,000)
                                 ===========     ===========    ===========

Basic and Diluted Loss
  Per Share                            (.05)            (.14)

Weighted Average Shares
  Outstanding                    12,802,701        12,594,422
                                 ==========        ==========
















See accompanying notes to these financial statements.

                               TangibleData, Inc.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                 For the
                                                Nine Months
                                                  Ended           Inception
                                             December 31, 2000    to Date
                                             ------------------  -----------

Cash Flows from Operating Activities:
  Net loss                                     $(1,792,000)      $(9,919,000)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Depreciation expense                            84,000            84,000
    Expenses paid with stock                          -            7,855,000
    Expenses paid with note                           -              125,000
    Changes in operating assets and liabilities:
     Accounts receivable - related party           (18,000)          (18,000)
     Other receivables                             (15,000)          (15,000)
     Inventory                                     (15,000)          (15,000)
     Prepaids                                      ( 8,000)          ( 8,000)
     Other assets                                  (16,000)         (154,000)
     Accounts payable                             (176,000)          109,000
                                               -----------       -----------
     Net cash used in operating activities      (1,956,000)       (1,956,000)

Cash Flows from Investing Activities:
  Invest in certificates of deposits              (103,000)         (103,000)
  Purchase property and equipment                 (256,000)         (256,000)
                                               -----------       -----------
     Net cash used in investing activities        (359,000)         (359,000)

Cash Flows from Financing Activities:
  Repayment of related party note                  (86,000)          (86,000)
  Repayment of note                                (11,000)          (11,000)
  Borrowings on Notes                               17,000            17,000
  Proceeds from stock sales, net                 2,550,000         2,550,000
                                               -----------       -----------
     Net cash provided by financing activities   2,470,000         2,470,000

Increase (Decrease) in Cash                        155,000           155,000
Cash, Beginning of period                             -                 -
                                               -----------       -----------
Cash, December 31, 2000                        $   155,000       $   155,000
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

The accounting policies we followed are set forth in Note 1 to our financial statements included in our amended 8-K for the period ended September 30, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the amended 8-K.

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

OVERVIEW

     In the fiscal quarter ended December 31, 2000, the Company was primarily engaged in the development of a digital information publishing, archiving and distribution business. The Company is developing technology enabling a user to bring digital data to a web-integrated fulfillment center where they can access on-demand manufacturing and distribution via compact discs and other media. During the quarter ended December 31, 2000, the Company produced initial sales and was exclusively engaged in hiring personnel, acquiring equipment, and establishing a base of operations and facility to duplicate and distribute CDs containing customized information as desired by potential customers of the Company. The Company is a development stage enterprise.
Since YGCD Assets was just incorporated in January 2000, there is no comparable financial information for 1999.

RESULTS OF OPERATIONS

     Since the Company was in the start-up phase of its business during the three and nine months ended December 31, 2000, there were no significant sales or revenue during the period.

     During the three and nine months ended December 31, 2000, the Company incurred $52,000 and $568,000, respectively, of research and development costs related to developing its technology.

     Acquisition and other operating costs for the three and nine months ended December 31, 2000, totaled $574,000 and $1,286,000, respectively. The largest component of this item was salaries and recruiting fees of $195,000 and $464,000, respectively. The Company also incurred legal and accounting fees for the three and nine months ended December 31, 2000 of $25,000 and $59,000 respectively, much of which was related to the reverse acquisition transaction and preparing the necessary SEC filings. During the three months ended December 31, 2000, the Company incurred no acquisition costs, but did incur $175,000 in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $63,000 at December 31, 2000. The decrease in working capital during the three months ended December 31, 2000, was primarily due to the costs of hiring personnel, acquiring equipment and conducting research and development.

     During the nine months ended December 31, 2000, cash used in operating activities was $(1,956,000). The primary reason for the cash used in operating activities was the net loss of $(1,792,000).

     Cash used in investing activities during the nine months ended December 31, 2000, was $(359,000). During the nine months ended December 31, 2000, the Company paid $256,000 for equipment.

     Cash provided by financing activities during the nine months ended December 31, 2000, was $2,470,000. The Company received $2,550,000 in net proceeds from the sale of 1,468,050 shares of common stock in the nine months ended December 31, 2000.

     The Company is seeking additional funding for general working capital of up to $3,000,000, and has received approximately $415,000 after December 31 2000 but before the date of filing of this report. There can be no assurance that such level of funding will be obtained. If not, the Company's business will be adversely affected.


                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     None.

ITEM 2 - Changes in Securities and Use of Proceeds.

     During the quarter ended December 31, 2000, the Company sold restricted securities in transactions that were not registered under the Securities Act of 1933, as follows:

     The Company sold 242,500 shares of its Common Stock to ten foreign accredited investors at $2.00 per share in cash. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this offering. The investors received a Confidential Private Placement Memorandum containing complete information concerning the Company. Each investor represented that they were acquiring the shares for investment purposes. The certificates for the shares contain a restrictive legend, and stop-transfer orders were issued to the transfer agent.

     In connection with the private offering the Company paid commissions of $59,400, and issued to the placement agent warrants to purchase a total of 37,500 shares of Common Stock at $2.00 per share as consideration for the services in the sale of the shares in the private offering.

ITEM 3 - Defaults on Senior Securities.

     None.

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5 - Other Information.

     None.

ITEM 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b)  Reports on Form 8-K.  None.



                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TangibleData, Inc.


Dated: February 14, 2000              By:/s/ Blair Zykan
                                         Blair Zykan, President