Form 10KSB
period 2001-03-31
TANGIBLEDATA INC
filed 2001-06-28
CIK 797329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended:  March 31, 2001

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission File No. 33-7075-LA

                               TANGIBLEDATA, INC.
            ------------------------------------------------------
               (Name of Small Business Issuer in its Charter)

            Colorado                                     33-1079781
-------------------------------                   ------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer Identi-
Incorporation or Organization)                        fication Number)

             500 East 84th Avenue, Suite C-1, Thornton, CO  80229
         ------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (303) 289-4777

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 25, 2001, 14,191,623 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $2,040,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $70,000.

Documents incorporated by reference:  None.

                                   PART I

ITEM 1.  DESCRIPTION BUSINESS.

GENERAL

     We provide services that help businesses publish, archive and distribute data on recordable compact discs ("CD's"). TangibleData's proprietary technology allows customers to bring digital data to a web-integrated fulfillment center where they can obtain on-demand manufacturing and distribution of CD's and other media, such as DVD's, along with additional value-added services such as content hosting and storage, order processing and fulfillment and database marketing.

     On April 20, 2000, TangibleData (then named "Kimbell DeCar Corporation") acquired all of the outstanding stock of YGCD Assets, Inc., a Colorado corporation, which was developing our business. In connection with this transaction, TangibleData issued 12,125,989 shares of its Common Stock (approximately 96% of the shares then outstanding) to the former shareholders of YGCD Assets, Inc., and cancelled 2,400,000 shares of Common Stock previously outstanding. The name of the Company was changed to "TangibleData, Inc." and new officers and directors were elected.

     In July 2000, we started testing of our fulfillment process; and limited commercial production was started in January 2001.

     In September of 2000, we were named a strategic development partner by Sun Microsystems. Among other benefits, this designation qualified us for significant pricing discounts on the computer systems required to operate our web-integrated fulfillment center.

     In January of 2001, we began off-line commercial production operations for our initial client base including Resource Data International (a Financial Times Energy Company), American Crew, and Laser Technology, Inc.

     From October 1, 2000 through April 30, 2001, we secured $1,052,500 in additional financing through private placements of our Common Stock.

     In March 2001 we relocated to our production facility in Thornton, Colorado and began transitioning our business to commercial operations.

     TangibleData's offices are currently located at 500 East 84th Avenue, Suite C-1, Thornton, Colorado 80229, and our telephone number is (303) 289-4777.

DEVELOPMENT OF TANGIBLEDATA'S BUSINESS AND TECHNOLOGY

     TangibleData's roots in data duplication and distribution extend back to 1983, when Dale Stonedahl, our Director of Engineering and Founder, invented what is believed to be the earliest dedicated digital content duplication device. Originally intended to duplicate seismic data, the system gained acceptance for a variety of content duplication tasks. To capitalize on that success, Duplication Technology (DT), was founded by Mr. Stonedahl, Mac Avery (currently an employee) and another partner.

     DT began operations as a content duplication provider in 1986, eventually growing to $5 million in annual revenue. In 1989, DT introduced the first optical media duplication equipment, and in 1993 introduced the first industrial CD duplication system at the COMDEX information technology trade show. This advance led to DT's acquisition by Rimage Corporation (Nasdaq, RIMG) in 1994. The combined organizations then went on to develop the industry's first automated CD duplication system.

     In 1998, Mr. Stonedahl reacquired Duplication Technology from Rimage, renaming it Duplication Systems, Inc. (DSI). Today, DSI continues to provide leading-edge technology for digital content duplication.

     In 1999 and 2000, Mr. Stonedahl and members of our current management team began developing the business and technology concepts for TangibleData. Management believes that our business will fill a void in the duplication industry, and that the technology represents the next logical advances in technology and service.

     YGCD Assets, Inc. was formed in January 2000 to bring these advances to market with the Company's President and CEO, Blair Zykan, joining the founding team a month later. During March 2000, DSI assigned to YGCD Assets all of DSI's contract rights and work product for the technology concepts upon which TangibleData's business was based.

INDUSTRY OVERVIEW

     Based on industry data, the amount of digital information is tripling every year in the form of software, corporate information, business and personal records, music and film. Getting digital information from the provider into the hands of a consumer is critical for any business. Compact Discs ("CD's") continue to be the most popular media for this task. CD's are affordable, transportable, and have large data storage capacity. Although CD's are an efficient media, the current methods for duplicating and distributing them lack efficiency.

     Only two methods of duplication of CD's currently exist: in-house duplication, and outsourcing to a duplication and fulfillment service bureau. Both methods have inherent advantages and disadvantages. With in-house duplication the provider maintains control, but it requires people and capital resources, dilutes attention from the core business, and results in higher delivered cost. Service bureaus let providers outsource the work, but this method results in a loss of control and causes delays. Service bureaus have been slow to adopt new technology to automate customer management and service.

     Businesses thought the Internet would provide a solution. Many believed that all content could be distributed via the Web with all data stored online.
But, in many cases, the Internet has not solved the problem.   A former
industry participant, eZCD.com, estimated that:

     *  30% of all downloads are not completed
     *  50% of all downloaded software is not installed
     *  60% of all demos over 20 mb fail to download
     *  90% of users never try again after a failure

Key industry experts predict the Internet will not solve the problem. Still, the Internet does offer compelling advantages. It enables superior customer access to business processes and information, and can be used to reduce the cost of marketing, customer service, and financial transactions.

CURRENT TECHNOLOGIES AND COMPETITIVE ENVIRONMENT

     As noted above, two competitive sources for duplication and distribution services exist, in-house duplication and outsourcing to a service bureau.
Each has its strengths and weaknesses. To understand them, consideration must be given to the two types of CD's currently in use -- Stamped CD's and recordable CD's (called CD-R's).

     Stamping involves texturally molding the CD with raised and recessed areas called pits and lands. The textural pattern corresponds to the bytes that make up the data contained on the CD. Stamping requires several preparatory steps that add time and expense to the process:

     1.  Manufacture of a glass master disc;

     2.  Manufacture of a stamping mold; and

     3. Setting up the stamping machine with the appropriate mold, prior to actually making the CD.

Once these steps are complete, the process of actually stamping the discs is economical, particularly for 500 or more CD's. Thus, stamping is the preferred process when producing large volume runs of the same content, and the required delivery time exceeds 7 to 10 business days. Additionally, stamping CD's requires processing equipment that costs from $1 to $3 million and specialized personnel trained to operate and maintain the equipment.

     CD-R's are not stamped. Instead, they contain an ink layer which, when exposed to a laser (hence the term "burning" a CD), can be discolored in a pattern identical to that which is created by the stamping process. With recordable CD's, the glass-mastering, molding, and set-up process is not required. A trained operator can duplicate the data from one CD onto another using a CD duplicating system and the appropriate operating software.

     The incremental cost of each duplicated CD-R is higher than the incremental cost of stamping. However, for volume runs of 1 to 500 units of the same content, and/or when rapid turnaround is required, the total delivered cost of duplicating CD-R's is usually lower than stamping. Thus, CD-R is the choice when time, and individualized content are a priority. TangibleData's process uses recordable CD's.

     Equipment costs for duplicating CD-R's ranges from $500 (to produce one CD at a time) to up to $50,000 for an automated duplicating system. While these systems require a strong computer background and some training to operate, the degree of specialized training required to record CD-R's is less than that of stamping.

     The development of these two CD technologies has shaped the competitive environment. Outsource service bureaus have focused on the large volume stamping business, where the specialized equipment and personnel have made it impractical for companies to do it in-house. As a result there are a number of large revenue companies in the CD stamping business, including Zomax, Cinram, Metatech, Advanced Duplication Services, and R.R. Donnelly. Zomax, Cinram, and Metatech have annual revenues of over $200 million each and are publicly traded. Zomax is listed in the Forbes100 fastest growing companies. The other industry participants generally have $25 million to $50 million in annual revenue. However, none of these companies focus on duplicating CD-R's.

     CD-R duplication, on the other hand, has largely been done in-house. Based on a review of industry publications, Management estimates that less than 25% of all CD-R units duplicated for business purposes, are handled by service bureaus. We believe that there are two reasons for this. First, we are unaware of any CD-R oriented service bureaus with sufficient size and technology to capture a large market share. Second, the technology to efficiently and effectively outsource CD-R duplication has not been available. Thus, the outsourcing process is time consuming and not cost effective, both for the content owner and the service bureau. For these reasons, no dominant companies exist in the CD-R outsourcing field. There are numerous small, family-owned businesses ranging from $500,000 to $5 million in annual revenues active in the field. Examples include: Now Disc, Super Dups, CMS Duplication, Dischounds, Express Media Services, and Disk-O-tape.

     In summary, based on information published by Forrester Research, the duplication and distribution of CD-R's is estimated to be over a two billion dollar industry largely made up of do-it-yourselfers and small businesses. By bringing TangibleData's unique technology and automated process to the market, we believe we will be in a position to consolidate a significant portion of this fragmented business segment.

THE TANGIBLEDATA SOLUTION

     With TangibleData's unique technology, the customer controls the entire process. TangibleData does all the hard work, and the Internet is used to facilitate the business. The result is near-immediate delivery, zero inventory, lower delivered cost, and 24-hour customer service -- a collection of benefits not provided by competing types of services.

     To accomplish this, TangibleData has developed three separate-but-linked technologies:

     TangibleData.com web tools. Using our web tools, customers will be able to easily and clearly direct our robotic manufacturing systems to accomplish specific duplicating and distribution tasks. Simple menu-driven forms will prompt the user to select the content he wants to duplicate, how he wants it labeled and packaged, and where he wants it delivered. Unlike conventional duplication equipment and software, no training is required. Only simple computer skills are needed.

     The CD Manufacturing and Commerce Engine. Located behind the scenes at our Internet Data Center, our technology will record the customer's instructions. Automatically uploading his data, the engine will convert it to
the appropriate format for placement on CD.   All records of the transaction
will be securely preserved for the customer's future reference, and backup copies of the data retained at the customer's request. Payment from the customer will be handled via credit card, or billing arrangements with the Company.

     TangibleData's Automated Duplication and Distribution Center (DDC). Connected by broadband fiber-optic cable to the Internet Data Center, the DDC contains robotic workstations that produce the CD's on-demand at the instruction of the customer. The CD's will be computer analyzed for data integrity and accuracy. Next, the systems print professional labels on the CD's and generate packaging and shipping documents per customer instructions. Only then will human hands enter the process. Documents will be matched with the appropriate CD, and then packaged and prepared for shipment.

     The three elements of the Company's technology may be used in flexible ways to allow customers to maximize value. TangibleData will offer two content distribution models -- a provider driven model and a consumer driven model.

     The content provider driven model will automate the basic processes of conventional CD-R duplication, and accomplish in minutes, what a traditional duplication service bureau could take days to do. Moreover, clients will be able to access this service from any Internet connected computer, anywhere in the world.

     With the content consumer driven model, TangibleData will power the provider's Website to provide on-demand duplication and distribution of their content. From order entry, to production, to distribution, to online customer service information, TangibleData will provide full distribution management, doing all the work of getting CD's filled with content into the hands of consumers. The provider just receives an electronic invoice, so that they can then invoice their customer.

     With both models, TangibleData serves as the facilitator, generating revenue from every transaction. TangibleData's direct customer in each model is the content provider. This is important, as content providers will drive revenue more quickly than content consumers. This model also results in lower customer acquisition costs for the content provider.

PROPRIETARY RIGHTS

     TangibleData expects to establish proprietary technology in three ways:

     1.  Patent filings:

         * We are preparing application patent filings related to the user-driven duplication and distribution system.

         * We are analyzing additional opportunities for patent filings related to automated post- production processes.

     2.  Trade secrets:

         * We are developing processes for correctly packaging and shipping large production volumes of highly customized content. These processes are critical to error free, cost effective operation.

         * Without effective post-production processes, competitors may find it difficult to compete with TangibleData based on price or service. Thus, TangibleData intends to protect these processes as trade secrets.

         * The other key area that is being protected as a trade secret is the software structure that comprises the CD Manufacturing and E-Commerce Engine.

     3.  Continuous technology advancement:

         * TangibleData believes that the only true technology protection is continually investing in technology development that adds value to its products.

MARKET AND REVENUE SOURCES

     We expect to develop revenues from the following sources:

     *  Duplication and distribution of digital content

     * Online warehousing and storage of content for future duplication and distribution

     * Powering content provider Websites for on-demand duplication and distribution

     *  Offline duplication and distribution services

     *  Establishing Internet-connected regional manufacturing partners

     *  Optional delivery of content over the Internet.

     We believe that the market for duplicating and distributing digital information on CD's is extremely large and growing:

     * According to Understanding and Solutions, Inc., worldwide consumption of CD-R disks grew from 658 million units in 1998 to an estimated 2+ billion units in 2000. Industry analysts estimate this level will increase to 3+ billion units by 2002.

     * CD-R disks are predominantly used for content publishing, archiving, and distribution, not mass-music, or consumer media. Thus, CD-R unit sales are, perhaps, the best measure of the total available market for TangibleData.

     * According to industry surveys, the average per unit material and service cost for duplicating, packaging, and distributing
        (excluding shipping costs) exceeds $7 per CD.

     * TangibleData's target customers are currently served by a fragmented supply chain, or handle the process in-house. In both instances, TangibleData's solution offers advantages that should enable it to rapidly gain an attractive share of this multi-billion dollar market.

     * TangibleData believes additional revenue opportunities will emerge as user-customized content publishing and distribution is made available to any Internet connected computer.

     TangibleData is targeting three business segments: software distribution and fulfillment; corporate information delivery; and records archiving. We will also pursue opportunities in the consumer media market. These markets are discussed below.

     SOFTWARE AND DATABASE INFORMATION PRODUCTION AND FULFILLMENT

     We focus on two specific customer groups within the software and database information production and fulfillment market: business oriented software companies, and computer related product manufacturers offering operating software and/or driver software. We also focus on companies with database information that needs to be regularly distributed to their clients.

     Business Software Companies.   The Software and Information Industry
Association estimates that there are approximately 10,000 firms that actively market packaged software in the US of which approximately 70% are business oriented. Business software is updated more frequently, creating a continual need to get new versions into the hands of customers. The core expertise of these firms is engineering and marketing, not fulfillment, particularly when it comes to updates and beta-releases.

     TangibleData current client list includes:

     * Genomica - Genomica makes software used for medical and scientific research leveraging the recently mapped human genome. TangibleData is providing duplication services along with managing the print documentation, packaging, fulfillment, and internet-ordering process.

     * Rogue Wave Software - Rogue Wave makes component software that is used by other software developers to develop applications. We are currently providing pre-production labeling services to this client.

     The Company is actively in the selling process with many other potential clients within the software market.

     Database Marketing Companies. One of TangibleData's larger clients has been Resource Data International, a Financial Times Energy company. RDI issues monthly database updates to a global subscriber base of companies in the Oil, Gas, and natural resource industry. TangibleData has been providing duplication, packaging, and fulfillment services to this client.

     Computer Related Products Companies. The products sold by these companies include computer servers, printers, networking devices and storage devices. These businesses frequently have maintenance contracts that call for
continual updates on operating system software and drivers.   These businesses
also provide hard copies of these tools for back-up and disaster recovery.

     TangibleData is currently providing CD replication services to FMC, a
maker of measurement instrumentation.   FMC has expressed desire to enroll in
our on-demand service upon our launch expected in 3rd quarter 2001.

     Based on discussions with our current and prospective clients, TangibleData has validated that its content consumer driven model will offer compelling benefits to this customer group. By powering their website and hosting their software products in our online library, we would become a value added outsource for the entire fulfillment process, from order placement to shipping and online customer service. And, TangibleData's database management system can help them track product purchases by customer for automatic updating and direct marketing.

     Software distribution represents the largest market segment for CD-R's, and TangibleData expects that this customer group will comprise about 45% of its business.

     CORPORATE INFORMATION DELIVERY

     Corporate information is moving to digital form, and the CD has become a popular choice for delivering this information. Types of information include marketing materials, training information, financial presentations, manuals, and parts guides. Within this market, TangibleData will focus on training information and marketing materials.

     Training Information.  It is estimated that American companies spend $59
billion per year on training and education.   IBM estimates that e-learning
will comprise $15 billion of that market by the end of 2002.   Training
materials have the critical need to be kept up to date, which makes TangibleData's on-demand solution particularly valuable.

     TangibleData has recently been awarded Approved Vendor status by Hewlett Packard, and has received its first order from HP. We believe substantial opportunity exists to grow our business with HP based on our unique service offering.

     Marketing Materials. Management believes that product and corporate videos are moving to interactive, multi-media CD presentations. Overhead based presentations are now often done via computer-based PowerPoint slides. Searchable catalogues are now available to be placed on CD. Marketing materials quickly become obsolete. The need to regularly update and customize these creates an opportunity for TangibleData.

     TangibleData's client list in this area has included Boston Market (marketing materials), Great Plains (a searchable catalogue), and Inflow, Inc (multimedia presentations).

     Both of TangibleData's content distribution models will offer value for this business segment. Central to the value is the customer's need to update training and marketing content at any time and distribute on-demand.

     Multimedia marketing and training materials are often developed by multimedia development companies rather than the corporation using them. Based on data from the American Association of Advertising Agencies, we estimate that between 3,500 and 4,000 firms do the bulk of the multi-media development in the US. TangibleData has already established a number of relationships in this sales channel. These include national firms as well as several regional and local agencies. Management believes that we should be able to gather substantial market share without spending valuable resources calling individually on the hundreds of thousands of companies that use these materials. Distribution of corporate information is expected to comprise 35% of TangibleData's business.

     RECORDS ARCHIVING

     The demand for storing and archiving digital information is doubling every year, according to Dataquest in San Jose, California. The advent of the Internet has helped drive the creation of more digital information, which has added to this storage need. The Internet has also enabled Internet accessible on-demand storage and archiving as a viable alternative to purchasing and managing the storage equipment in-house. Called "storage service providing," according to the Gartner Group this on-demand industry is expected to grow from $11 million in 1999 to $4.8 billion in 2003.

     TangibleData intends to be positioned to capture a share of this market. Offering on-demand archiving and distribution of stored data, the Company plans to team up with application service providers (ASP's) and storage service providers (SSP's) to provide this value added service to the partners' customers.

     For legal, tax, security, failsafe, or other reasons, businesses often need or want hard copy of digital records. It is simply not enough to know that it is "out there somewhere". Examples of records that are likely to be archived include:

     *  Financial Transactions and Records
     *  Medical Records
     *  E-mails
     *  Engineering Drawings and source code
     *  Critical documents
     *  Business and personal PC back-up

     TangibleData plans to pursue this market primarily through web-based partners:

     * In August, 2000 the Company began working with ID Medical, an early stage company, to provide portable access to critical patient medical records in case of emergency.

     * In June of 2001 we began working with Ibackup, a providor of remote backup solutions for businesses. TangibleData provides on demand archiving of client data on CD for Ibackup customers.

     TangibleData expects the archiving segment to provide up to 15% of our revenues.

     CONSUMER MEDIA

     Music and Film are moving to digital form. Music is now distributed almost exclusively via CD. Digital Video Discs (DVD's) are gaining popularity as a means to distribute films. Despite much publicity concerning online music distribution via downloading, many companies such as Napster and MP3 are failing or are being successfully prosecuted for lack of appropriate copyright protection measures.

     Working with Web-partners, we intend to provide an easy, low-cost way for artists, music labels and other content owners to promote their products on-line, and distribute them via a secure, copyright protected media.

     Independent films are expected grow dramatically as a percentage of the film entertainment business. A key component of that will be the use of the Internet combined with DVD distribution. TangibleData is positioning itself early as the preferred on-demand distribution facility for this area. Our equipment will be capable of producing DVD's as well as CD's.

     Consumer media is expected to represent between 2% and 5% of our business over the first year. Over time, TangibleData expects this market to be a greater contributor to our business.

MARKETING AND DISTRIBUTION STRATEGY

DISTRIBUTION

     TangibleData intends to use a three-pronged distribution strategy that allows revenue scaling while controlling sales and marketing costs.

     1.  Direct Sales Representatives.   We expect that volume customers with
substantial repeat business potential will be handled directly by our own sales personnel. Expected target segments include:

         *  Business software development companies
         *  Computer product companies
         *  Large corporate accounts

     Sales representatives will be added as the business warrants. Additionally, Management personnel have extensive personal contacts with numerous target corporate clients. We will use these contacts to accelerate our direct marketing efforts.

     2.  An Aggressive Web-Partner Program.   We plan to establish a broad
exposure for TangibleData via placement on complementary Web sites where our target customers are shopping. Examples include: Online storage service providers (such as ManagedStorage.com); ePrint exchanges; and business service portals. The key component of this plan is expected to be the Company's revenue model to offer these business-specialty sites. Because of this, we will be able to avoid up-front advertising expenses to these sites, and instead be able to provide our Web-partners with direct compensation for each CD that is ordered through their site. We plan to use the Web-partner program to penetrate the storage and archiving, as well as the consumer media business segments.

     3. Offline Partners. We also expect other partners to contribute significantly to our revenue growth. These partners may include:

         * Multimedia content developers. These partners are being used to more cost effectively capture market share in the corporate information delivery segment. The cost of preparing content is the bulk of the overall delivered cost of a CD based training or marketing program. Thus, once the content provider has been selected, the customer will often have them handle the duplication, or follow their recommendation as to the source of supply. TangibleData's on-demand delivery models are expected to offer compelling reasons for us to be the preferred source for content management and distribution.

         * CD Stamping and Duplication service bureaus. We are in active discussions with several stamping companies and duplication service bureaus regarding the opportunity to be distributors of our service. TangibleData offers unmatched turnaround capability combined with the array of value added services that allow a conventional copy center to significantly expand its product offering with little up-front investment on their part.

         * Industry suppliers of related products such as printing companies. TangibleData is already working with three printing companies to develop our business on a referral basis. We are in in active discussions with several more to establish a formal partnership. This partnership would involve private labeling our service under the brand name of our partner, or their clients.

     TangibleData's distribution strategy is to gain market exposure, while controlling the cost of customer acquisition. TangibleData expects to generate strong cash flow and brand loyalty with hi-volume direct customers. Online and offline partnerships are expected to extend our reach to a broadened customer base, and allow moderate volume customers to find TangibleData and access its products and services.

MANUFACTURING

     TangibleData's operations are based in Colorado. We recently leased approximately 8,300 square feet of production and office space at the North Valley Technical Center in Thornton, Colorado. This location is advantageous to us because it is located in the same building complex as Inflow, Inc., the Internet data center that hosts our Website. This co-location should provide savings in telecommunications costs associated with transferring customer content from the Website to the production facility.

     TangibleData has also acquired sufficient equipment to produce up to 2,500 CD's per day. This capacity is expected to meet our needs for the first four months following launch. Additional production capacity can be added at any time, in increments of up to 2,000 CD's per day, for a cost of approximately $50,000 per workstation.

     Because of the short lead times associated with procuring this equipment, we believe we can scale the production capacity with the growth of the business. We expect the total production capacity of the North Valley location will exceed 15,000 CD's per day.

COMPETITION

     As previously discussed, TangibleData anticipates that it will primarily be competing against two groups of competitors: service bureaus specializing in the stamping business, and service bureaus specializing in duplicating recordable CD's.

     Service bureaus specializing in large volume stamping include Zomax, Cinram, Metatech, Advanced Duplication Services, and R.R. Donnelly. All of these companies are much larger and have greater financial resources than the Company. TangibleData expects to compete with these companies by focusing on smaller volume and/or on-demand applications where CD-R technology is used instead of a stamping process. We also expect to provide duplication services for these stamping companies for smaller jobs they encounter.

     Competing companies in the CD-R duplication business include, among others, Now Disc, Super Dups, CMS Duplication, Dischounds, Express Media Services, and Disk-O-tape. These companies are generally smaller, family-owned businesses ranging from $500,000 to $5 million in annual sales. TangibleData expects to be able to compete with these types of companies because the Company's proprietary technology will allow it to more efficiently manage the sales and production process, and its Web based customer access will allow it to service customers on a world-wide basis.

     We may also face competition from new entrants in the segments of the market in which we will focus. Although we will use our best efforts to protect our proprietary technology, it is possible that other companies may develop similar technologies and compete with similar types of services.

EMPLOYEES

     We currently have approximately 9 employees. We intend to hire additional employees as the development of our business requires.

RISK FACTORS

     Investors in our shares should carefully evaluate all information in this Report and, in particular, the following risk factors:

     1. OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBTS OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN. The report of our independent auditors on our March 31, 2001, financial statements includes an explanatory paragraph stating that the Company is in the development stage, has no significant revenues, and has incurred losses from operations, which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     2. OUR COMPANY'S BUSINESS IS DIFFICULT TO EVALUATE BECAUSE IT HAS A VERY LIMITED OPERATING HISTORY. Our business was started in January 2000, and we began offering services on a limited basis in July 2000. We have no meaningful historical financial data on which to base planned operating
expenses and on which investors may evaluate our prospects.   Investors should
consider the risks and difficulties frequently encountered by companies like TangibleData in a new and rapidly evolving market. Our ability to sell our services and the level of success we achieve depends, among other things, on the level of demand for our services in a new and rapidly evolving market.
Our business strategy may be unsuccessful, and may not successfully address the risks we face.

     3. WE ARE SUBSTANTIALLY DEPENDENT ON OUR NEW FULFILLMENT CENTER AND OUR FUTURE REVENUE DEPENDS ON THE COMMERCIAL SUCCESS OF OUR SERVICES. Our business will depend on the commercial success of our new fulfillment center and related services we may develop and/or offer. While we have been operating on a limited basis since July 2000, we only moved into our new facilities in March 2001. Failure of our services to operate as expected could hinder or prevent their acceptance. If our target customers do not adopt, purchase and successfully use our services, our revenue will not develop and our business, results of operations and financial condition will be seriously harmed.

     4. THE MARKETS IN WHICH WE WILL OPERATE ARE HIGHLY COMPETITIVE. TangibleData will be competing in markets that are relatively new, intensely competitive and rapidly changing. Many current competitors have longer operating histories, greater name recognition and substantially greater resources than we do. Although we expect to compete in these markets by focusing on segments which we believe competitors cannot adequately serve, existing competitors and new companies could develop technologies that directly compete with us. Our competitors may be also able to respond more quickly to new or emerging technologies and changes in customer requirements.

     5. IF WE FAIL TO START A PARTNERSHIP AND DISTRIBUTION PROGRAM, OUR BUSINESS COULD BE ADVERSELY AFFECTED. We estimate that approximately 30% of our revenues will be derived from partnership and distribution arrangements with other companies. Although we have letters of intent with several proposed partners, we may be unable to enter into final agreements with these companies and may be unable to attract other partners. If these agreements fail to materialize, our anticipated revenues and ultimate success will be adversely affected.

     6. OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO SCALE OUR OPERATIONS AS DEMAND INCREASES. Although our technology has been designed to provide scalability, our operations may not be sufficient to maintain superior performance if customer demands exceed projected levels. We cannot be certain that our technology and equipment can serve a substantially larger number of customers on a timely basis. We also cannot ensure that we will be able to make investments successfully or at an acceptable or commercially reasonable cost to keep up with demand.

     7. OUR BUSINESS WILL SUFFER IF WE DO NOT RESPOND RAPIDLY TO TECHNOLOGICAL CHANGES. The market for our services is likely to continue to be characterized by rapid technological change, frequent new product and service introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than we can provide or that gain greater market acceptance, or if new industry standards emerge, our service may become obsolete, which would materially and adversely affect our business, results of operations and financial condition.

     In developing our services, we have made, and will continue to make, assumptions about the standards that our customers and competitors may adopt. If the standards adopted are different from those which we may now or in the future support, market acceptance of our service may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of services or products incorporating new technologies and the emergence of new industry standards could render our existing service obsolete.

     8. OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES. We will rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection; competitors may gain access to our intellectual property which may result in the loss of customers.

     9. WE HAVE NO PATENTS ISSUED WITH RESPECT TO OUR TECHNOLOGY. Accordingly, our technology is not covered by patents that would preclude or inhibit competitors from entering our market. We have submitted certain provisional application patent filings, but there is no assurance that any patents will be issued. Future patents, if any, which we apply for may be successfully challenged or may not provide us with any competitive advantages. We cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. Monitoring unauthorized use of our service may be difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

    10. WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT. Other companies or individuals, including our competitors, may obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services. As a result, we may be found to infringe on the proprietary rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results would be significantly harmed. Companies in the industry are increasingly bringing suits alleging infringement of their proprietary rights, particularly patent rights. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. Intellectual property litigation or claims could force us to do one or more of the following:

     * cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     * obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms; or

     *  redesign our services.

If we are forced to take any of these actions, our business may be seriously harmed. We do not presently carry insurance that would cover potential claims of this type.

     11. THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR MANAGEMENT. Our success depends on the active participation of Blair Zykan, the Company's President, and Dale Stonedahl, the Company's Director of Engineering. Although we do have employment agreements with these persons, we have no "key man" life insurance on either of them. The loss of the services of Messrs. Zykan or Stonedahl would adversely affect our business. (See "MANAGEMENT.")

     12. WE DO NOT EXPECT TO PAY ANY DIVIDENDS IN FORESEEABLE FUTURE. We do not contemplate paying cash dividends in the foreseeable future. Future dividends will depend on our earnings, if any, and our financial requirements.

     13. TRADING OF OUR STOCK MAY BE DIFFICULT. Our Common Stock is currently defined as a "penny stock" under the Exchange Act and rules of the Securities and Exchange Commission adopted thereunder. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell our securities to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, and the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Securities and Exchange Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our shares and thus may also affect the ability of purchasers of shares to resell those shares in the public markets.

     14. THERE IS ONLY A LIMITED TRADING MARKET FOR OUR STOCK, AND THE MARKET MAY BE VOLATILE. Our shares are traded on the OTC Bulletin Board. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded and, as the preceding Risk Factor indicates, subject to special regulations not imposed on securities listed or traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") system or on a national securities exchange. Our shares have experienced in the past and are expected to experience in the future significant price and volume volatility, increasing the risk of ownership to investors.

ITEM 2.  DESCRIPTION OF PROPERTY.

     In October 2000 we entered into a ten-year lease for our production and office space located at 500 East 84th Avenue, Suite C-1 in the North Valley Tech Center in Thornton, Colorado. There are approximately 7,676 square feet of usable space at this location. The initial base rent is $12,555 per month, which increases by 2.5% each year. We are also required to pay a portion of the operating expenses and taxes on the building.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 2001.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and, since April 27, 1990, has been quoted on the OTC Bulletin Board under the symbol "TGDA."

     The following table sets forth the closing high and low trading prices of the Common Stock for the periods indicated, as reported by the OTC Bulletin Board.

     QUARTER ENDED                           HIGH         LOW
     --------------                         -------     -------

     March 31, 2000                         $4.25       $0.375
     June 30, 2000                           5.25        2.875
     September 30, 2000                      3.8125      2.0625
     December 31, 2000                       3.875       0.9375
     March 31, 2001                          1.375       0.78125

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at June 15, 2001, was 201.

     DIVIDENDS. The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

     PRIVATE SALES OF SECURITIES. During the quarter ended March 31, 2001, the Company sold securities which were not registered under the Securities Act of 1933, as amended, as follows:

     In January 2001, the Company sold 830,000 shares of its Common Stock to five accredited investors at $0.50 per share in cash. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this offering. The investors received complete information concerning the Company. Each investor represented that they were acquiring the shares for investment purposes. The certificates for the shares contain a restrictive legend, and stop-transfer orders were issued to the transfer agent.

     In connection with this private offering the Company paid a finder 80,000 shares of its common stock as consideration for services in connection with the private offering.

     In January 2001, the Company also issued 50,000 shares of its Common Stock to a consultant for services. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this issuance. The consultant received complete information concerning the Company. The certificate for the shares contains a restrictive legend and stop-transfer orders were issued to the transfer agent.

     In March 2001, the Company sold 142,500 units, each unit consisting of two shares of its Common Stock and one warrant to purchase one share of Common Stock at $1.25 per share to eight foreign accredited investors at $1.00 per unit in cash. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this offering. The investors received complete information concerning the Company. Each investor represented that they were acquiring the units for investment purposes. The certificates for the units contain a restrictive legend, and stop-transfer orders were issued to the transfer agent.

     In connection with this private offering the Company paid commissions of $17,040, and issued to the placement agent warrants to purchase a total of 42,750 of the shares of Common Stock at $0.50 per share as consideration for the services in the sale of the shares in the private offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

     During the fiscal year ended March 31, 2001, the Company was primarily engaged in the development of a digital information publishing, archiving and distribution business. During the year ended March 31, 2001, the Company produced initial sales and was exclusively engaged in hiring personnel, acquiring equipment, and establishing a base of operations and facility to duplicate and distribute CDs containing customized information as desired by potential customers of the Company. The Company is a development stage enterprise. Since YGCD Assets was just incorporated in January 2000, there is no comparable financial information for the prior period.

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. In particular, reference is made to Note No. 2, "Liquidity," beginning on Page F-8 of the Financial Statements. The Company's results may be affected by various trends and factors, which are beyond the Company's control. These include factors discussed elsewhere herein.

RESULTS OF OPERATIONS

     Since the Company was in the start-up phase of its business during the year ended March 31, 2001, there were only limited revenues of $70,000 during the period.

     During the year ended March 31, 2001, the Company incurred $614,000 of research and development costs related to developing its technology.

     Acquisition and other general and administrative costs for the year ended March 31, 2001, totaled $2,134,000. The largest component of this item was salaries and recruiting fees of $659,000. The Company also incurred legal and accounting fees of $92,000, much of which was related to the reverse acquisition transaction and preparing the necessary SEC filings. For the period ended March 31, 2000, the largest expense was $7,854,000 relating to consulting and employment expenses paid with stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $165,000 at March 31, 2001.

     During the year ended March 31, 2001, cash used in operating activities was $2,305,000. The primary reason for the cash used in operating activities was the net loss of $2,705,000.

     Cash used in investing activities during the year ended March 31, 2001, was $419,000. During the year ended March 31, 2001, the Company paid $381,000 for equipment and internally developed software.

     Cash provided by financing activities during the year ended March 31, 2001, was $3,049,000. The Company received $3,148,000 in net proceeds from the sale of 2,668,050 shares of common stock.

     The Company is seeking additional funding for general working capital. There can be no assurance that such funding will be obtained. If it is not obtained, the Company's business will be adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-15 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

      Name              Age              Positions and Offices Held
      ----              ---              --------------------------

Blair Zykan             41               President, Chief Executive Officer
                                         and Director

Dale Stonedahl          48               Director

James Neely             41               Chief Technical Officer

Mac Avery               53               Secretary

Louis F. Coppage        63               Director

Alan C. Williamson      47               Director

     There is no family relationship between any Director or Executive Officer of TangibleData.

     We presently have an audit committee which consists of Alan C. Williamson, and a compensation committee which consists of Louis F. Coppage and Alan C. Williamson.

     Set forth below are the names of all of our Directors and Executive Officers, all positions and offices held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     BLAIR ZYKAN - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Zykan has served as President, Chief Executive Officer and a Director of TangibleData since April 20, 2000, and of YGCD Assets, Inc., the Company's subsidiary, since March 2000. He has a seventeen-year career of public company management and marketing expertise. Prior to joining YGCD, Mr. Zykan served in a variety of executive management capacities with Laser Technology, Inc. (AMEX: LSR), a leading developer and manufacturer of laser-based speed and distance measuring products. Joining Laser Technology in March of 1993, and initially serving as its Vice President of Sales and Marketing, Mr. Zykan became Laser Technology's Chief Operating Officer in August of 1998. In February of 1999, he assumed the positions of President and Chief Executive Officer and member of Laser Technology's Board of Directors, which he held until March of 2000. From 1983 to 1993, Mr. Zykan served in a variety of sales, marketing and management positions with Armstrong World Industries (NYSE: ALK), a global manufacturer of interior finishing products. Mr. Zykan is a 1983 graduate of Franklin and Marshall College with a B.A. in Economics. He devotes full-time to our business.

     DALE STONEDAHL - DIRECTOR. Mr. Stonedahl has served as a Director of TangibleData since April 20, 2000. Mr. Stonedahl was a founder of YGCD and served as its President, Secretary and Treasurer until March 2000. He has served as a Director of YGCD since its inception in January 2000. He currently serves as our Director of Engineering. With almost three decades of experience in computer hardware and software design, engineering management, technical operations and marketing, Dale Stonedahl leads the executive management team at Duplication Systems, Inc. Mr. Stonedahl's background spans the private and public sectors, including several years with the U.S. Navy/DOD and Martin Marietta. In 1984, he co-founded Duplication Technology, Inc., which he subsequently sold to Minneapolis, Minnesota-based Rimage Corporation, but continued to run as head of engineering and technical operations at the Boulder-based facility. In 1998, Stonedahl re-acquired Duplication Technology, changed its name to Duplication Systems, Inc. and today serves as its president and chief technical officer. He devotes approximately 50% of his time to our business.

     JAMES NEELY - CHIEF TECHNICAL OFFICER.   Mr. Neely has been Chief
Technical Officer since June 2000. He has 18 years of experience in management, software development and engineering experience. From October 1999 to June 2000, Mr. Neely served as the Chief Technical Officer for LinuxMall the leading independent vendor of e-commerce sites and on-line gathering spots for users of the Linux operating system. From January 1989 to October 1999, he was a principal engineer with Nana/Colt Engineering LLC and related companies, which worked under contracts with ARCO Alaska, Inc., where he performed project management, engineering and software development work. Mr. Neely received a Masters in Engineering Management and a Bachelors Degree in Mechanical Engineering from the University of Alaska in 1990 and 1980, respectively. He devotes full-time to our business.

     MAC AVERY - SECRETARY. Mr. Avery has been Secretary since April 2001, and has been employed as Corporate Development Lead for the Company since April 2000. Since 1987, Mr. Avery has been a partner and consultant of Avery & Co., which provides consulting services in the areas of mergers, acquisitions, systems design and integration, and e-commerce and internet strategies. During the period from 1990 through 1993, as a consultant, he served as general manager for Insight, Inc., a network and engineering equipment integrator. From 1984 to 1987, Mr. Avery was CEO, a director and co-founder of Duplication Technology. From 1980 to 1984, he served as President of Horizon America. During 1977, Mr. Avery served as interim financial manager for the National Electric Power Authority in London, England, where he directed finance activities with major suppliers in the U.S., Canada and the United Kingdom as well as commercial banks in the United Kingdom and central banks in Africa. From 1974 to 1976, he was Treasurer and director of the Lincoln Investment Corporation, a division of the Lincoln Companies. He devotes approximately 90% of his time to our business.

     LOUIS F. COPPAGE - DIRECTOR. Mr. Coppage has served as a director of TangibleData since April 20, 2000. He was elected to the Board of Directors of YGCD in March 2000. He has over twenty years of executive and managerial experience with both domestic and international operations involving finance and business development for both private and public corporations. From 1986 to present, Mr. Coppage has served as a financial consultant for numerous clients in real estate, energy, insurance and investments. He has provided advisory services with an emphasis on the capital formation process for corporate clients including SyberSay Communications, of Walnut Creek, California, and Universal Management Inc., of Denver, Colorado. From 1978 to

1986, Mr. Coppage was founder and principal of American Energy Investments, Inc., of Denver, Colorado. From 1969 to 1979, he was president of Foresee, Ltd., an energy development company, and of Coppage & Associates, Inc., a financial planning company in Denver, Colorado. Mr. Coppage studied business at Emporia State College before beginning his career at Commercial General Life Insurance Company in 1964, where he was recognized for his achievements in publications such as Time, Newsweek and U.S. World Report. He was a founding member of the insurance and financial planning groups, Top of the Table and The Forum.

     ALAN C. WILLIAMSON - DIRECTOR.   Mr. Williamson has been a Director of
TangibleData since July 2000. Since March of 1999, he has been the Chief Financial Officer and Senior Vice President of Finance and Administration with Parascript, LLC, a leading developer of natural handwriting recognition software based in Niwot, Colorado. With 22 years of financial leadership experience, Mr. Williamson previously held executive positions at companies such as Quark, Inc., and StorageTek. He received a BS in Finance and Accounting and an MBA from the University of Colorado in 1985 and 1992, respectively. He is also a certified public accountant.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

     The Company is not currently registered under Section 12 of the Exchange Act, and so our Officers, Directors and 10% or greater shareholders are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2001, and no amounts were paid to any executive officer during the prior two fiscal years.

                             SUMMARY COMPENSATION TABLE

                                                           Long-Term Compensation
                                                      -------------------------------
                              Annual Compensation             Awards          Payouts
                           ------------------------   ---------------------   -------
                                                                   Securi-
                                                                    ties
                                                                   Underly-
                                             Other                   ing                 All
                                             Annual   Restricted   Options              Other
Name and Principal                           Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus   sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----   ------   ----------   --------   -------   -------
Blair Zykan,         2001   $143,000*   0       0          0            0         0        0
President and
Chief Executive
Officer
______________

*  Includes $6,250 which was deferred.


     In March 2000, our subsidiary entered into an Employment Agreement with Blair Zykan, our President, pursuant to which Mr. Zykan is receiving a base annual salary of $143,000. The agreement is for an initial term of one year, but will automatically be extended by one year terms unless we notify Mr. Zykan at least 90 days prior to the end of any term. Mr. Zykan's base salary is to be reviewed at least annually. In the event that there is a "change in control" of TangibleData, as defined in the agreement, we may be required to pay Mr. Zykan a lump sum equal to two times his base salary. Mr. Zykan has agreed to keep certain information concerning TangibleData confidential, and that so long as he is affiliated with us that he will not compete with us directly or indirectly.

     In April 2000, we entered into an Employment Agreement with Dale Stonedahl, a Director, and the Director of Engineering, pursuant to which Mr. Stonedahl is receiving a base annual salary of $90,000 based on him devoting 80% of his time to TangibleData. The agreement is for an initial term of one year, but will automatically be extended by one year terms unless TangibleData notifies Mr. Stonedahl at least 90 days prior to the end of any term. Mr. Stonedahl's base salary is to be reviewed at least annually. Mr. Stonedahl has agreed to keep certain information concerning TangibleData confidential. In addition, so long as he is affiliated with us and for a period of 12 months after such affiliation ceases, Mr. Stonedahl has agreed not to compete with us directly or indirectly.

     Beginning in January of 2001 Mr. Zykan and Mr. Stonedahl began voluntarily deferring in excess of $5000 per month of their combined salaries until the company achieves certain milestones. These milestones include the Company reaching gross profitability, and the Company raising one million dollars in additional capital in the form of equity, debt, or licensing arrangements.

DIRECTOR COMPENSATION

     Outside Directors receive a fee of $500 for each meeting of the Board attended. Each Director is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of TangibleData.

     Effective March 1, 2000, our subsidiary entered into a Consulting Agreement with Louis F. Coppage, a Director, pursuant to which Mr. Coppage agreed to serve as a Director of the subsidiary and TangibleData and provide other consulting services. As compensation for such services, Mr. Coppage received shares of the subsidiary's stock that was later exchanged for 150,000 shares of our Common Stock. Mr. Coppage also received options to purchase up to 50,000 shares of our Common Stock under the Company's 2000 Stock Incentive Plan pursuant to this consulting agreement.

2000 STOCK INCENTIVE PLAN

     In March 2000, our Board of Directors approved the establishment of the 2000 Equity Incentive Plan (the "Plan"), and the Plan was approved by our shareholders on April 20, 2000. The Board of Directors believes that the Plan advances the interests of TangibleData by encouraging and providing for the acquisition of an equity interest in the Company by employees, officers, directors and consultants, and by providing additional incentives and motivation toward superior performance. The Board believes it will also enable us to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

     The Plan allows the Board, or a committee established by the Board, to award restricted stock and stock options from time to time to employees, officers and directors and consultants to TangibleData. The Board has the power to determine at the time an option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. However, Incentive Stock Options may only be granted to persons who are our employees. Vesting provisions are determined by the Board at the time options are granted.

     The Plan also provides that the Board, or a committee established by the Board, may issue restricted stock pursuant to restricted stock right agreements which will contain such terms and conditions as the Board or committee determines.

     The total number of shares of Common Stock available for grant and issuance under the Plan may not exceed 2,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors.

     As of March 31, 2001, there were options outstanding under the Plan to purchase an aggregate of 881,000 shares of Common Stock with exercise prices of $1.1875 to $2.06 per share.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of June 25, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Dale Stonedahl                       6,373,119             44.9%
6525 Gunpark Drive
Suite 150-239
Boulder, CO  80301

Blair Zykan                          1,400,000              9.9%
8750 East Otero Circle
Englewood, CO  80112

Louis F. Coppage                       200,000 (1)          1.4%
UMI 7350 North Broadway
Denver, CO  80211

Alan C. Williamson                      50,000 (2)          0.4%
7105 LaVista Place
Niwot, CO  80503

James Neely                                  0               --
500 East 84th Avenue, Suite C-1
Thornton, CO  80229

Mac Avery                              600,000              4.2%
5479 Cypress Drive
Boulder, CO  80303

All Directors and Officers           8,623,119             60.3%
as a Group (6 persons)
______________________

(1) Represents 150,000 shares held directly by Louis F. Coppage and 50,000 shares issuable under currently exercisable stock options held by him.

(2) Represents shares issuable under currently exercisable stock options held by Alan Williamson.

ITEM 12.  CERTAIN TRANSACTIONS

ACQUISITION OF YGCD ASSETS, INC.

     On April 20, 2000, the Company completed the acquisition of 100% of the outstanding common stock of YGCD Assets, Inc., a Colorado corporation ("YGCD"), in exchange for approximately 12,125,989 shares of the Company's Common Stock (approximately 96% of the shares now outstanding).

     The stock issuances were made pursuant to a Share Exchange Agreement ("Agreement") between the Company and YGCD. The terms of the Agreement were the result of negotiations between the managements of the Company and YGCD. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinion or evaluation.

     Included in the 12,125,989 shares issued were shares issued to the following persons who became Officers and Directors of the Company, in the amounts shown:

            Dale Stonedahl      -     6,373,119 Shares
            Blair Zykan         -     1,400,000 Shares
            Louis F. Coppage    -       150,000 Shares

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------

  3.1     Articles of Incorporation,    Filed herewith electronically
          as amended

  3.2     Bylaws                        Filed herewith electronically

 10.1     Share Exchange Agreement      Incorporated by reference to
          between Kimbell de Car        Exhibit 10 to the Registrant's
          Corporation and YGCD          Report on Form 8-K dated April 20,
          Assets, Inc.                  2000

 10.2     Lease Agreement with North    Filed herewith electronically
          Valley Tech, LLC

 10.3     Employment Agreement with     Filed herewith electronically
          Blair Zykan

 10.4     Employment Agreement Dale     Filed herewith electronically
          Stonedahl

 10.5     Consulting Agreement with     Filed herewith electronically
          Louis F. Coppage

 10.6     2000 Equity Incentive Plan    Filed herewith electronically

 21       Subsidiaries of the           Filed herewith electronically
          Registrant


     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS
                                                                       PAGE

Independent Auditor's Report ......................................... F-2

Consolidated Balance Sheet - March 31, 2001 .......................... F-3

Consolidated Statements of Operations - For the year ended
 March 31, 2001, For the Period from March 9, 2000 (Inception)
 to March 31, 2000 and For the Period from March 9, 2000
 (Inception) to March 31, 2001 ....................................... F-4

Consolidated Statements of Stockholders' Equity - For the
 Period from March 9, 2000 (Inception) through March 31, 2001 ........ F-5

Consolidated Statements of Cash Flows - For the year ended
 March 31, 2001, For the Period from March 9, 2000 (Inception)
 to March 31, 2000 and For the Period from March 9, 2000
 (Inception) to March 31, 2001 ....................................... F-6

Notes to Consolidated Financial Statements ........................... F-7

                         INDEPENDENT AUDITOR'S REPORT


The Stockholders and Directors
TangibleData, Inc.
Boulder, Colorado

We have audited the accompanying consolidated balance sheet of TangibleData, Inc. and Subsidiary (a development stage company) (the "Company") as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2001, for the period from March 9, 2000 (inception) to March 31, 2000, and for the period from March 9, 2000 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TangibleData, Inc. and Subsidiary (a development stage company) as of March 31, 2001 and the results of their operations and their cash flows for the year ended March 31, 2001, for the period from March 9, 2000 (inception) to March 31, 2000, and for the period from March 9, 2000 to March 31, 2001 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of March 31, 2001, the Company is in development stage, has no significant revenue, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Hein + Associates LLP

HEIN + ASSOCIATES LLP

Denver, Colorado
June 5, 2001

                     TANGIBLEDATA, INC. AND SUBSIDIARY
                       (A development stage Company)

                        CONSOLIDATED BALANCE SHEET
                              MARCH 31, 2001

                                  ASSETS

Current Assets:
  Cash and cash equivalents                                   $    325,000
  Restricted cash                                                   43,000
  Investments                                                       38,000
  Accounts receivable                                               22,000
  Other receivables                                                 11,000
  Related party receivable                                          54,000
  Inventories                                                        6,000
  Other current assets                                              32,000
                                                              ------------
     Total current assets                                          531,000

Property and Equipment, net of accumulated
  depreciation of $40,000                                          346,000

Capitalized internal use software, net of
  accumulated amortization of zero                                 143,000
                                                              ------------
     Total Assets                                             $  1,020,000
                                                              ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                            $    182,000
  Accrued liabilities                                               37,000
  Current portion of capital leases                                102,000
  Notes payable - related parties                                   40,000
  Line-of-credit with a vendor                                       5,000
                                                              ------------
     Total current liabilities                                     366,000

Capital leases, net of current portion                              70,000

Commitments and Contingencies (Notes 2, 5 and 7)

Stockholders' Equity:
  Common stock, no par value; 50,000,000 shares
   authorized; 14,160,173 shares issued and outstanding         11,416,000
  Deficit accumulated during the development stage             (10,832,000)
                                                              ------------
     Total stockholders' equity                                    584,000
                                                              ------------

     Total Liabilities and Stockholders' Equity               $  1,020,000
                                                              ============

See accompanying notes to these consolidated financial statements.

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Period From
                                   For the      March 9, 2000 (Inception) to
                                   Year Ended   ----------------------------
                                   March 31,      March 31,       March 31,
                                     2001           2000            2001
                                  -----------    -----------    ------------

Net Revenues                      $    70,000    $         -    $     70,000

Cost of revenue                        12,000              -          12,000
                                  -----------    -----------    ------------
     Gross profit                      58,000              -          58,000

Operating Expenses:
 Consulting and employment
  expenses paid with stock and
  stock options                       549,000      7,854,000       8,403,000
 Research and development cost
  associated with the Company's
  software                            614,000        163,000         777,000
  Acquisition costs                   175,000         25,000         200,000
  Other general and
   administration                   1,410,000         85,000       1,495,000
                                  -----------    -----------    ------------
     Total other operating
      expenses                      2,748,000      8,127,000      10,875,000
                                  -----------    -----------    ------------
Loss from Operations:              (2,690,000)    (8,127,000)    (10,817,000)

Other Income and (expense):
 Other expense                        (56,000)             -         (56,000)
 Other income                          41,000              -          41,000
                                  -----------    -----------    ------------
     Total other income (expense)     (15,000)             -         (15,000)

Net Loss                          $(2,705,000)   $(8,127,000)   $(10,832,000)
                                  ===========    ===========    ============

Basic and diluted net loss
  per share                       $      (.20)   $      (.71)
                                  ===========    ===========

Weighted average shares
  outstanding                      13,450,173     11,417,123
                                  ===========    ===========







See accompanying notes to these consolidated financial statements.

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD FROM MARCH 9, 2000 (INCEPTION) THROUGH MARCH 31, 2000
                       AND THE YEAR ENDED MARCH 31, 2001

                                                                                    Deficit
                                                                                  Accumulated
                                            Common Stock                          During the
                                       ------------------------      Stock        Development
                                         Shares       Amount      Subscriptions      Stage          Total
                                       ----------   -----------   -------------   ------------   -----------
Balances, March 9, 2000 (Inception)             -   $         -   $        -      $          -   $         -

 Issuance of shares to founders
   ($.000025 per share)                 6,973,119             -            -                 -             -
 Issuance of shares to employees
  and consultants ($2.00 per share)     3,927,320     7,855,000            -                 -     7,855,000
 Stock subscriptions in March 2000
  (308,000 shares of common stock
  at $2.00 per share)                           -             -      616,000                 -       616,000
  Net loss                                      -             -            -        (8,127,000)   (8,127,000)
                                       ----------   -----------   ----------      ------------   -----------

Balances, March 31, 2000               10,900,439     7,855,000      616,000        (8,127,000)      344,000

  Sale of stock for cash in
   April 2000 ($2.00 per share),
   net of offering cost                 1,225,550     2,078,000     (616,000)                -     1,462,000
  Issuance of shares in reverse merger    516,684             -            -                 -             -
  Sale of stock for cash in October
   2000 ($2.00 per share), net of
   offering cost                          247,500       394,000            -                 -       394,000
  Stock issued for services ($3.50
   per share)                              25,000        88,000            -                 -        88,000
  Sale of stock for cash in January
   2001 ($.50 per share), net of
   offering costs                         910,000       415,000            -                 -       415,000
  Sale of units in March 2001
   (each unit consists of 2 shares
   of common stock and one warrant
   for $1.00 per unit), net of
   offering cost                          285,000       125,000            -                 -       125,000
  Stock options issued for services             -       410,000            -                 -       410,000
  Stock issued for services
   ($1.01 per share)                       50,000        51,000            -                 -        51,000
  Net loss                                      -             -            -        (2,705,000)   (2,705,000)
                                       ----------   -----------   ----------      ------------   -----------

Balances, March 31, 2001               14,160,173   $11,416,000   $        -      $(10,832,000)  $   584,000
                                       ==========   ===========   ==========      ============   ===========










See accompanying notes to these consolidated financial statements.

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             For the       For the Period From March 9,
                                              Year             2000 (Inception) to
                                             Ended        ----------------------------
                                            March 31,      March 31,       March 31,
                                              2001           2000            2001
                                           -----------    -----------    -------------
Cash Flows from Operating
 Activities:
  Net loss                                 $(2,705,000)   $(8,127,000)   $(10,817,000)
  Depreciation and amortization                 47,000              -          47,000
  Loss on abandonment of leasehold
   improvements                                 36,000              -          36,000
  Expenses paid with stock and stock
   options                                     549,000      7,855,000       8,404,000
  Expenses paid with notes                           -        125,000         125,000
  Adjustments to reconcile net loss to
   net cash from operating activities:
    Changes in operating assets and
    liabilities:
     (Increase) in restricted cash            (43,000)              -         (43,000)
     (Increase) in receivables                (87,000)              -         (87,000)
     (Increase) in inventories                 (6,000)              -          (6,000)
     (Increase) in deferred offering cost           -        (138,000)       (138,000)
     (Increase) in prepaids                   (31,000)              -         (31,000)
    Increase (decrease) in accounts
     payable and accrued liabilities          (65,000)        285,000         205,000
                                          -----------     -----------    ------------
     Net cash used in operating
      activities                           (2,305,000)              -      (2,305,000)

Cash Flows from Investing Activity
 Purchase of property and equipment          (238,000)              -        (238,000)
 Capital costs of internal use software      (143,000)              -        (143,000)
 Purchase of investments                      (38,000)              -         (38,000)
                                          -----------     -----------    ------------
     Net cash used in investing
      activities                             (419,000)              -        (419,000)

Cash Flows from Financing Activities
 Repayment of notes and capital lease
  obligations                                 (99,000)              -         (99,000)
 Net proceeds from stock issuance           3,148,000               -       3,148,000
                                          -----------     -----------    ------------
     Net cash provided by financing
      activities                            3,049,000               -       3,049,000

Net (Decrease) Increase in Cash and
 Cash Equivalents                             325,000               -         325,000

Cash and Cash Equivalents, inception                -               -               -
                                          -----------     -----------    ------------
Cash and Cash Equivalents, end of year    $   325,000     $         -    $    325,000
                                          ===========     ===========    ============

Supplemental Cash Flow Information
 Cash paid for interest                   $    18,000     $         -    $     18,000
                                          ===========     ===========    ============
Property and equipment acquired
 with capital leases                      $   192,000     $         -    $    192,000
                                          ===========     ===========    ============

See accompanying notes to these consolidated financial statements.

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS - TangibleData, Inc. (TDI) was incorporated in Colorado in January 2000. Its wholly-owned subsidiary, YGCD Assets, Inc. (YGCD) is a dormant company with no net assets or operations. Collectively these entities are referred to as the Company. The Company intends to provide user-driven e-content publishing and delivery solutions for business and consumer markets.

During the fiscal year ending March 31, 2001, the Company merged with TangibleData, Inc. (formerly Kimbell Decar Corporation) see Note 3, and changed its name to TangibleData, Inc.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of TDI and YGCD. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY - Inventory is recorded at lower of cost or market using the specific identification method.

REVENUE RECOGNITION - Revenue is recognized for fulfillment and publication services upon shipment of the product to the end users. Revenue for storage services is recognized over the life of the storage contract.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to operations in the period incurred.

SOFTWARE DEVELOPMENT - The Company incurs costs for computer software development for enhancing and maintaining its computer system and to provide "on-line" services to its customers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company will cease capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs will be amortized over their estimated useful lives of three to five years. Costs associated with enhancements that result in additional functionality will be capitalized. Maintenance and routine upgrades are expenses in operations.

IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of property and equipment or other long-lived assets may be impaired, an evaluation of recoverability of net carrying costs will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to estimated fair value is required. To date no such impairments have been required.

CONCENTRATION OF CREDIT RISKS - The Company currently has a concentration of credit risk as all of its sales related to the duplication of compact discs. The Company currently has a limited number of customers, and its receivables are from a limited number of companies.

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


FINANCIAL INSTRUMENTS - The carrying amount of receivables, accounts payable, line-of-credit, capital leases, and accrued liabilities approximate fair value due to their short maturities or interest rates that approximate market. The related party note bears interest at 4%. The fair value for the note cannot be estimated based on the related party nature of the note.

EARNINGS PER SHARE - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS No. 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of losses, diluted EPS is not presented as the effect of all potential common stock is anti-dilutive.

Options to purchase 881,000 shares of common stock, and warrants to purchase 440,866 shares of common stock were outstanding at March 31, 2001. As discussed above, due to the net loss, the options and warrants are anti-dilutive.

INVESTMENTS - Investments consists of short-term certificates of deposits and are classified as held to maturity.

USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the valuation of the fair value of the Company's stock, which was used for the calculation of expense for shares issued to employees and consultants, and the capitalization period for internal use software.

2.   LIQUIDITY:

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Continuation of the Company as a going concern is dependent upon raising additional capital, successfully completing its software development and marketing its product and ultimately achieving profitable operations and cash flow. The financial statements do not include any adjustments should the Company be unable to continue operations as a going concern.

The Company is in the development stage, and has not incurred significant revenues since inception. Additionally, the funds raised from private placements may not be sufficient to fund the Company's business plan for the entire year.

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


The Company's plans to improve its financial condition by continuing to execute its business plan geared at establishing itself as a full service provider of CD duplication, replication and related services including packaging, print management, warehousing, assembly, and fulfillment. In addition to providing standard industry services, the Company is continuing to develop web-integrated tools and technology enabling businesses to automate the management and distribution of their digital content using proprietary, on-demand production and fulfillment systems.

The system is expected to offer comprehensive content hosting and management, instant order processing, automated manufacturing, full e-commerce and custom fulfillment services. The Company is testing these services to select clients at a private web address.

Additional target customer segments include companies who have marketing presentations, training materials, or documentation which needs to be updated and distributed on a regular basis.

The Company believes its technology will accommodate rapid turnaround, short run content production and fulfillment at an affordable price, and believes there are many target customers.

The Company expects revenue growth to come through:

* Internal production and fulfillment of digital content on CD's, DVD's and other media.
*   Hosting and storage of client content for on-demand production.
*   Brokered services such as print and packaging management.

The Company hopes to continue executing this strategy to acquire new customers
and increase revenue over the coming months.   Toward that end, the Company
has recently recruited a veteran sales person from the software replication industry. The Company anticipates that direct sales personnel will assist in growing its sales and customer base.

The Company has also begun establishing distribution channels for its services through online and offline partner programs. These plans should enable the Company to access the partner's customer bases with nominal expense. The Company is also actively pursuing additional equity financing which will enable it to continue its accelerated development plan.

There can be no assurance that the Company will raise additional equity financing or its business plan or marketing strategy will be successful, and any delays in the successful execution and subsequent revenue growth could delay or frustrate the ability of the company to achieve profitable operations.

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


3.   SHARE PURCHASE AGREEMENT AND REVERSE ACQUISITION WITH TANGIBLEDATA, INC.
     (TDI) (FORMERLY KIMBELL DECAR CORPORATION):

During the year ended March 31, 2001, the Company completed a reverse merger with TDI. For financial statement purposes, the Company is considered the acquiring company, and this transaction has been treated as a purchase by the Company of TDI. For legal purposes, however, TDI is the surviving entity.
The stockholders of the Company received 12,125,989 shares of common stock of TDI in the exchange, which represented approximately 96% of the combined entity on the merger date. The net assets of TDI acquired in the merger were recorded at their net historical recorded value, which approximates their fair value. As TDI has no fixed assets and no operations, the cost of the acquisition were expensed as incurred. As part of the acquisition, the Company paid a stockholder of TDI $200,000, (which was expensed) for his ownership of 2,400,000 shares of TDI. These shares were then retired.

4.   PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 3 to 10 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

At March 31, 2001 property plant and equipment consists of the following:

          Manufacturing equipment                $   88,000
          Computer equipment                        203,000
          Office equipment                           20,000
          Leasehold improvements                     59,000
          Furniture and fixtures                     16,000
                                                 ----------
                                                    386,000
          Less accumulated depreciation             (40,000)
                                                 ----------
                                                 $  346,000
                                                 ==========

Related depreciation expense for the year ended March 31, 2001 was $47,000.

5.   RELATED PARTIES AND NOTES PAYABLE TO RELATED PARTIES:

The Company entered into an agreement for Assignment of Rights with Duplication Systems, Inc. (DSI), a company that is owned by one of its founders. Pursuant to the terms of this agreement, the Company obtained trademarks, domain names, contract rights, and work product, certain

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


agreements and all intellectual property rights related to a specific technology. These rights were obtained by issuing a $79,000 note payable to DSI. The $79,000 was determined based on the amount paid by DSI for research and development of the technology. This research and development still needs to be completed and consequently, the $79,000 was expensed in 2000 by the Company as research and development in progress. The note bears interest at 4% and the remaining outstanding amount of $40,000 due under the note is past due.

Both of the above notes were due in July 2000 and have a stated interest rate of 4%.

6.   STOCKHOLDERS' EQUITY:

In March 2000, the Company declared a 4 for 1 stock split. Accordingly, all amounts for common stock reflected in the financial statements and accompanying notes reflect the effect of this split.

In March 2000, the Company issued 6,973,120 shares to its founding stockholders at $.000025 per share for cash. The Company also issued 3,927,320 shares in March 2000 to certain consultants and employees at $.000025. The fair value of the shares issued for services was determined to be $2.00 per share (post split) based upon the terms of the private placement described below. Accordingly, in fiscal 2000 the Company recognized a non-cash expense of $7,854,640.

TangibleData has an equity incentive plan which provides for the issuance of non-qualified stock options, restricted stock awards, stock appreciation rights, stock bonuses and other stock grants to certain key employees of the Company and certain consultants. The plan will terminate on April 20, 2010. Under the plan, the number of shares in the aggregate authorized for issuance shall not exceed 2,000,000. Shares authorized for issuance can only increase by approval of the Board and shareholders of the Company. As of March 31, 2001, approximately 1,030,000 shares remain available under the plan. Activity under the plan is summarized in the tables below.

The Company has granted the following incentive stock options during the year ended March 31, 2001:

                                                             Weighted
                                              Number of       Average
                                               Options     Exercise Price
                                              ---------    --------------

     Outstanding, March 31, 2000                    -         $  1.19
     Issued with repricing to employees        16,000            1.19
                                               ------         -------
     Outstanding, March 31, 2001               16,000         $  1.19
                                               ======         =======

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


All of the above options expire in 2006, and vest as follows:

                                                             Weighted
                                              Number of       Average
                                               Options     Exercise Price
                                              ---------    --------------

     Vested at March 31, 2001                       -         $    -
     2002                                       5,333           1.19
     2003                                       5,333           1.19
     2004                                       5,334           1.19
                                               ------         ------
                                               16,000         $ 1.19
                                               ======         ======

The Company also has granted the following non-qualified options and warrants:

                                                             Weighted
                                              Number of       Average
                                               Options     Exercise Price
                                              ---------    --------------

     Outstanding, March 31, 2000                      -       $    -
     Issued to employees and directors          850,000         1.19
     Issued to consultants and non-employees    215,000         1.81
     Cancelled                                 (200,000)        1.19
                                               --------       ------
     Outstanding, March 31, 2001                865,000       $ 1.34
                                               ========       ======

All of the above options expire in 2006 and vest as follows:

                                                             Weighted
                                              Number of       Average
                                               Options     Exercise Price
                                              ---------    --------------

     Vested at March 31, 2001                  150,000        $ 1.19
     2002                                      238,333          1.38
     2003                                      238,333          1.38
     2004                                      238,334          1.38
                                               -------        ------
                                               865,000        $ 1.34
                                               =======        ======

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


The above options issued to the employees were originally issued with weighted average exercise prices of approximately $2.10. The Company repriced these options in January 2001 to a weighted average exercise price of $1.19. The Company will follow variable accounting for these options during the period they are outstanding. No expense was recorded for the variable accounting as the Company's stock price was less than the exercise price on March 31, 2001. All options were granted or repriced with an exercise price equal to the market price. The weighted average fair value of the options was $0.98.

The above tables do not include 242,500 warrants with an exercise price of $1.25 and an expiration date in 2003 which were issued to the stockholders as part of a unit in the Company's private placement.

Furthermore, the Company has issued warrants to purchase 155,616 shares at $2.00 per share, and a warrant to purchase 42,750 shares at $0.50 per share to the underwriter of the private placements. The 155,616 warrants expire in 2005, and the 42,750 warrants expire in 2006.

The Company adopted the provisions of SFAS No. 123, Accounting for Stock Based Compensation, effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees for all issuances stock options to its employees. Generally, all stock options issued to the Company's employees, pursuant to the Plan, are not compensatory. No compensation cost has been recognized for stock options granted to employees under the Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for fiscal 2001 would have been increased to the pro forma amounts indicated below:

                                                       2001
                                                       ----

     Net loss - as reported                        $(2,705,000)
     Net loss - pro forma                           (2,808,000)
     Loss per share - as reported                  $      (.20)
     Loss per share - pro forma                           (.21)

The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

     Risk-free interest                                   6%
     Expected life                                     5 years
     Expected volatility                                 127%
     Expected dividend                                   $-0-

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


7.   COMMITMENTS:

OFFICE LEASE - The Company leases an office space under a noncancellable operating lease. Total rental expense was $148,000 for the period ending March 31, 2001. The Company also leases computer equipment under capital leases. The net book value of computer equipment leased under capital leases was approximately $168,000 at March 31, 2001. The total minimum rental commitments under the leases are as follows:

        For the Years Ending                   Operating       Capital
             March 31,                          Leases          Lease
        --------------------                   ----------     ---------

               2002                            $  152,000     $ 132,000
               2003                               156,000        75,000
               2004                               160,000         1,000
               2005                               164,000             -
               2006                               167,000             -
             Thereafter                           780,000             -
                                               ----------     ---------
                                                1,579,000       208,000

        Less amounts representing interest                      (36,000)
                                                              ---------
        Present value of net minimum rent payments              172,000
        Less current portion                                   (102,000)
                                                              ---------
                                                              $  70,000
                                                              =========

The first two years of this lease are guaranteed by one of the Company's founding shareholders. The Company remains contingently liable for approximately $85,000 per year through 2005 for sub-leased office space. These amounts are not included in the above table.

Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing pro-rata future payments (which totaled $5,000 as of March 31, 2001) has been reflected in the accompanying balance sheet.

EMPLOYMENT AGREEMENT - The Company has entered into employment agreements, which can be terminated only for cause, with the CEO and one of the founders of the Company. The terms of the agreements are for one year, with an automatic one year extension, beginning in March 2000 and the aggregate commitment as of March 31, 2001 for future salaries, excluding bonuses, is approximately $230,000. The CEO and the founder have agreed to defer part of their compensation, which totaled approximately $15,000 at March 31, 2001.

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                         (A development stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


8.   LINE OF CREDIT:

The Company has a line-of-credit with a vendor which provides for borrowings up to approximately $8,000 for the purchase of equipment. The line has no due date and has an interest rate of 23%. The Company has $5,000 outstanding on the line at March 31, 2001.

9.   Income Taxes:

Long-term deferred tax assets (liabilities) consist of the following:

     Property and equipment and capitalized software       $   (60,000)
     Organizational costs                                        7,000
     Purchased R&D                                              23,000
     Stock option compensation                                 152,000
     Tax effect of net operating loss carryforwards            930,000
                                                           -----------
                                                             1,052,000
     Less valuation allowance                               (1,052,000)
                                                           -----------
     Net tax asset                                         $         -
                                                           ===========

The Company is expected to have net operating loss carryforwards of approximately $2,500,000, which will expire in the years 2020 to 2021.

The actual income tax expense (benefit) differs from the expected tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% as follows:

                                 For the Year Ended       Inception to
                                   March 31, 2001         March 31, 2001
                                 ------------------   ----------------------
                                   %       Amount        %         Amount
                                 ------   ---------   -------   ------------

Computed (expected) tax expense
 (benefit)                        (34%)   (915,000)   (34.0%)   $(2,762,000)
Non-deductible compensation
 expense associated with
 issuance of common stock           -            -    (36.1%)     2,930,000
Non-deductible expense associ-
 ated with merger                  .2%      60,000       .6%         50,000
Valuation allowance                35%     938,000       .6%         50,000
State income taxes, net of
 Federal income tax benefit      (3.1%)    (83,000)    (2.3%)      (268,000)
                                 ------   ---------   -------   ------------
Net tax expense (benefit)           -     $      -        -     $         -
                                 ======   =========   =======   ============

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TANGIBLEDATA, INC.


Dated:  June 28, 2001               By:/s/ Blair Zykan
                                       Blair Zykan, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Capacity                    Date




/s/ Blair Zykan                   President, Chief            June 28, 2001
Blair Zykan                       Executive Officer
                                  and Director
                                  (Principal Financial
                                  and Accounting
                                  Officer)



/s/ Dale Stonedahl                Director                    June 28, 2001
Dale Stonedahl



/s/ Louis F. Coppage              Director                    June 28, 2001
Louis F. Coppage



/s/ Alan Williamson               Director                    June 28, 2001
Alan Williamson