Form 10QSB
period 2001-06-30
TANGIBLEDATA INC
filed 2001-08-14
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001



                        Commission File Number: 33-7075-LA




                               TangibleData, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)




           Colorado                                    33-0179781
-------------------------------             --------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


             500 East 84th Avenue, Suite C-1, Thornton, CO  80229
         ------------------------------------------------------------
         (Address of principal executive offices including zip code)


                              (303) 289-4777
                         ---------------------------
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of June 30, 2001, the Registrant had 15,191,623 shares of its no par value common stock outstanding.








                                TANGIBLEDATA, INC.
                       (A Development Stage Enterprise)

                           Form 10-QSB Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of June 30, 2001 ............................     3

  Statements of Operations for the three months
  ended June 30, 2001, and from inception
  to June 30, 2001 .............................................     4

  Statements of Cash Flows for the three months ended
  June 30, 2001, and from inception to June 30,
  2001 .........................................................     5

  Notes to Consolidated Condensed Financial Statements .........     6

Item 2 - Management's Discussion and Analysis and Results
         of Operations .........................................     7

Part II - Other Information ....................................     8

Signatures .....................................................     9

                               TANGIBLEDATA, INC.
                          (A Development Stage Company)

                                 BALANCE SHEET
                                  (UNAUDITED)
                                                        As Of
                                                    June 30, 2001
                                                    -------------
  ASSETS

Current Assets:
  Cash                                               $    39,000
  Certificates of deposit                                 97,000
  Accounts receivable                                     33,000
  Receivables - related party                             53,000
  Other receivables                                       11,000
  Inventory                                                7,000
  Prepaids                                                 1,000
                                                     -----------
     Total current assets                                241,000

Property and Equipment, net of $68,000
  accumulated depreciation                               361,000
Capitalized internal use software, net of
  accumulated amortization of zero                       241,000
Other Assets                                              31,000
                                                     -----------

Total Assets                                         $   874,000
                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $    82,000
  Accrued liabilities                                     46,000
  Note payable - related party                            40,000
  Note payable                                             5,000
  Current portion of capital leases                      113,000
                                                     -----------
     Total current liabilities                           286,000

Long-term Capital Leases, net of current portion          55,000

Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 15,191,623 shares
   issued and outstanding at June 30, 2001            11,646,000
  Deficit accumulated during development stage       (11,113,000)
                                                    -----------
     Total stockholders' equity                         533,000
                                                    -----------
     Total Liabilities and Stockholders' Equity     $   874,000
                                                    ===========
See accompanying notes to these financial statements.

                               TANGIBLEDATA, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three Months
                                             Ended         Inception
                                          June 30, 2001     to Date
                                          -------------   -----------

Revenues                                  $   69,000      $    139,000
Cost of Revenues                             (51,000)          (63,000)
                                          ----------      ------------
     Gross Profit                         $   18,000      $     76,000

Other Operating Expenses:
  Consulting expenses paid with
   stock and stock options                         -         8,403,000
  Research and development costs              15,000           792,000
  Acquisition costs                                -           200,000
  Other operating costs                      278,000         1,773,000
                                          ----------      ------------

     Total other operating expenses         (293,000)      (11,168,000)
                                          ----------      ------------
Loss From Operations                        (275,000)      (11,092,000)

Other Income and (Expense)
  Other expense                               (9,000)          (65,000)
  Other income                                 3,000            44,000
                                          ----------      ------------
Total Other Income and (Expense)              (6,000)          (21,000)

Net Loss                                  $ (281,000)     $(11,113,000)
                                          ==========      ============
Basic and Diluted Loss
  Per Share                                     (.02)

Weighted Average Shares
  Outstanding                             14,385,448
                                          ==========











See accompanying notes to these financial statements.

                               TANGIBLEDATA, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                                 For the
                                                  For the      Period From
                                               Three Months    March 9, 2000
                                                   Ended       (Inception) to
                                               June 30, 2001   June 30, 2001
                                               -------------   --------------
Cash Flows from Operating
 Activities:
  Net loss                                     $ (281,000)     $(11,113,000)
  Depreciation and amortization                    28,000            75,000
  Loss on abandonment of leasehold improvements         -            36,000
  Expenses paid with stock and stock options            -         8,404,000
  Expenses paid with notes                              -           125,000
  Adjustments to reconcile net loss to
   net cash from operating activities:
    Changes in operating assets and liabilities:
     (Increase) in restricted cash                (16,000)          (59,000)
     (Increase) in receivables                    (10,000)          (97,000)
     (Increase) in inventories                     (1,000)           (7,000)
     (Increase) in deferred offering cost               -          (138,000)
     (Increase) in prepaids                             -           (31,000)
    Increase (decrease) in accounts
     payable and accrued liabilities             (123,000)           97,000
                                               ----------      ------------
     Net cash used in operating activities       (403,000)       (2,708,000)

Cash Flows from Investing Activities
 Purchase of property and equipment               (21,000)         (259,000)
 Capital costs of internal use software           (66,000)         (209,000)
 Purchase of investments                                -           (38,000)
                                               ----------      ------------
     Net cash used in investing activities        (87,000)         (506,000)

Cash Flows from Financing Activities
 Repayment of notes and capital lease
  obligations                                     (26,000)         (125,000)
 Net proceeds from stock issuance                 230,000         3,378,000
                                               ----------      ------------
     Net cash provided by financing activities    204,000         3,253,000

Net (Decrease) Increase in Cash and Cash
 Equivalents                                     (286,000)           39,000

Cash and Cash Equivalents, beginning of period    325,000                 -
                                               ----------      ------------
Cash and Cash Equivalents, end of period       $   39,000      $     39,000
                                               ==========      ============
Supplemental Cash Flow Information
 Cash paid for interest                        $    8,000      $     26,000
                                               ==========      ============
Property and equipment acquired
 with capital leases                           $   22,000      $    214,000
                                               ==========      ============
See accompanying notes to these consolidated financial statements.

                              TANGIBLEDATA, INC.
                         (A Development Stage Company)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our 10-KSB for the period ended March 31, 2001. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies we followed are set forth in Note 1 to our financial statements included in our 10-KSB for the period ended March 31, 2001. These financial statements should be read in conjunction with the financial statements and notes included in the 10-KSB.

Note 2 - Stockholders' Equity

YGCD Assets, Inc. was incorporated in January 2000 in the State of Colorado.

                                    ITEM 2

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in our industry or in our operations or business, and any or all of these factors may affect our
ability to achieve our projected sales growth.   Forward-looking information
provided by TangibleData pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

OVERVIEW

     In the Company's fiscal quarter ended June 30, 2001,the Company was primarily engaged in completing the development of version 1.0 of the online application tools that will drive its digital information publishing, archiving and distribution business. This proprietary technology enables a user to bring digital data to a web-integrated fulfillment center where they can access on-demand manufacturing and distribution via compact discs and other media. During the quarter ended June 30, 2001, the Company produced minimal sales while it was engaged in completing this first version of the application software. During this quarter the Company was also engaged in establishing a base of operations, and building out the fulfillment facility that will duplicate and distribute CDS containing customer directed, customized information. Such a facility is desired by potential customers of the Company, and is required by the application software. The Company is a development stage enterprise. Since YGCD Assets, Inc. was incorporated in January 2000, there is limited operating history to compare financial information for the similar period in 2000.

RESULTS OF OPERATIONS

     Since the Company was in the start-up phase of its business during the three months ended June 30, 2001, there were only limited revenues of $69,000 during the period.

     During the three months ended June 30, 2001, the Company incurred $15,000 of research and development costs related to developing its technology.

     During the three months ended June 30,2001, the Company incurred $278,000 of other operating costs. These primarily consisted of $160,000 in salaries.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $(45,000) at June 30, 2001. The decrease in working capital during the three months ended June 30, 2001, was primarily due to the net loss of $281,000.

     During the three months ended June 30, 2001, cash used in operating activities was $(403,000). The primary reason for the cash used in operating activities was the net loss of $(281,000).

     Cash used in investing activities during the three months ended June 30, 2001, was $(87,000). During the three months ended June 30, 2001, the Company paid $66,000 for internal use software and $21,000 for equipment.

     Cash provided by financing activities during the three months ended June 30, 2001, was $204,000. The Company received $230,000 in net proceeds from the sale of 1,000,000 shares of common stock in the three months ended June 30, 2001.

     The Company is seeking an additional $250,000 for general working capital and has received approximately $118,000 after June 30, 2001, but before the date of filing of this report. There can be no assurance that such level of funding will be obtained. If not, the Company's business could be adversely affected.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     None.

ITEM 2 - Changes in Securities and Use of Proceeds.

     During the quarter ended June 30, 2001, the Company sold securities which were not registered under the Securities Act of 1933, as amended, as follows:

     During May and June of 2001, the Company sold 1,000,000 shares of its Common Stock to six accredited investors at $0.25 per share in cash. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this offering. The investors received complete information concerning the Company. Each investor represented that they were acquiring the shares for investment purposes. The certificates for the shares contain a restrictive legend, and stop-transfer orders were issued to the transfer agent.

     In connection with this private offering, the Company paid commissions of approximately $24,000 and a $1,000 finder's fee as consideration for services in connection with the private offering.

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

                                      TangibleData, Inc.




Dated: August 14, 2001                By:/s/ Blair Zykan
                                         Blair Zykan, President