Form 10QSB
period 2001-09-30
TANGIBLEDATA INC
filed 2001-11-14
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 2001



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

                            Yes X             No___

As of September 30, 2001, the Registrant had 15,995,099 shares of its no par value common stock outstanding.



                                        1


                                TANGIBLEDATA, INC.
                       (A Development Stage Enterprise)

                           Form 10-QSB Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of September 30, 2001 .......................     3

  Statements of Operations for the three and six months
  ended September 30, 2001, and from inception
  to September 30, 2001 ........................................     4

  Statements of Cash Flows for the six months ended
  September 30, 2001, and from inception to September 30,
  2001 .........................................................     5

  Notes to Consolidated Condensed Financial Statements .........     6

Item 2 - Management's Discussion and Analysis and Results
         of Operations .........................................     7

Part II - Other Information ....................................     8

Signatures .....................................................     10























                                       2
                               TANGIBLEDATA, INC.
                          (A Development Stage Company)

                                 BALANCE SHEET
                                  (UNAUDITED)
                                                        As Of
                                                 September 30, 2001
                                                    -------------
  ASSETS

Current Assets:
  Cash                                               $     1,000
  Certificates of deposit and restricted cash             87,000
  Accounts receivable                                     83,000
  Receivables - related party                             52,000
  Other receivables                                       11,000
  Inventory                                               12,000
  Prepaids                                                49,000
                                                     -----------
     Total current assets                                295,000

Property and Equipment, net of $93,000
  accumulated depreciation                               339,000
Capitalized internal use software, net of
  accumulated amortization of zero                       357,000
                                                     -----------

Total Assets                                         $   991,000
                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $   264,000
  Accrued liabilities                                     90,000
  Note payable - related party                            41,000
  Note payable                                             5,000
  Current portion of capital leases                      118,000
                                                     -----------
     Total current liabilities                           518,000

Long-term Capital Leases, net of current portion          24,000

Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 15,995,099 shares
   issued and outstanding at September 30, 2001       11,855,000
  Deficit accumulated during development stage       (11,406,000)
                                                     -----------
     Total stockholders' equity                          449,000
                                                     -----------
     Total Liabilities and Stockholders' Equity      $   991,000
                                                     ===========
See accompanying notes to these financial statements.

                                       3
                               TANGIBLEDATA, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  Three Months        Six Months
                                     Ended               Ended          Inception
                               September 30, 2001  September 30, 2001    to Date
                               ------------------  ------------------  ------------
Revenues                          $  132,000         $   201,000       $    271,000
Cost of Revenues                     (92,000)           (143,000)          (155,000)
                                  ----------         -----------        -----------
     Gross Profit                     40,000          $   58,000       $    116,000

Other Operating Expenses:
  Consulting expenses paid with
   stock and stock options                 -                   -          8,403,000
  Research and development costs       9,000              24,000            801,000
  Acquisition costs                        -                   -            200,000
  Other operating costs              311,000             589,000          2,084,000
                                  ----------          ----------       ------------

     Total other operating
      expenses                      (320,000)           (613,000)       (11,488,000)
                                  ----------          ----------       ------------
Loss From Operations                (280,000)           (555,000)       (11,372,000)

Other Income and (Expense)
  Interest and other expense         (10,000)           (19,000)            (75,000)
  Other income                        (1,000)              2,000             43,000
                                  ----------          ----------       ------------
Total Other Income and (Expense)     (11,000)            (17,000)           (32,000)

Net Loss                          $ (291,000)         $ (572,000)      $(11,404,000)
                                  ==========          ==========       ============
Basic and Diluted Loss
  Per Share                             (.02)               (.04)

Weighted Average Shares
  Outstanding                     15,697,792          15,060,329
                                  ==========          ==========











See accompanying notes to these financial statements.

                               TANGIBLEDATA, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                               For the
                                                             Period From
                                     For the Six Months     March 9, 2000
                                           Ended            (Inception) to
                                     September 30, 2001   September 30, 2001
                                     ------------------   ------------------
Cash Flows from Operating
 Activities:
  Net loss                              $ (572,000)          $(11,389,000)
  Depreciation and amortization             53,000                100,000
  Loss on abandonment of leasehold
   improvements                                  -                 36,000
  Expenses paid with stock and stock
   options                                       -              8,404,000
  Expenses paid with notes                       -                125,000
  Adjustments to reconcile net loss to
   net cash from operating activities:
    Changes in operating assets and liabilities:
      (Increase) in restricted cash         (6,000)               (49,000)
      (Increase) in receivables            (59,000)              (146,000)
      (Increase) in inventories             (6,000)               (12,000)
      (Increase) in deferred offering cost       -               (138,000)
      (Increase) in prepaids                (17,000)              (48,000)
    Increase (decrease) in accounts
     payable and accrued liabilities       107,000                312,000
                                        ----------           ------------
     Net cash used in operating
      activities                          (500,000)            (2,805,000)

Cash Flows from Investing Activities
 Purchase of property and equipment        (24,000)              (262,000)
 Capital costs of internal use software   (101,000)              (244,000)
 Purchase of investments                         -                (38,000)
                                        ----------           ------------
     Net cash used in investing
      activities                          (125,000)              (544,000)

Cash Flows from Financing Activities
 Repayment of notes and capital lease
  obligations                              (52,000)              (151,000)
 Net proceeds from stock issuance          353,000              3,501,000
                                        ----------           ------------
     Net cash provided by financing
      activities                           301,000              3,350,000

Net (Decrease) Increase in Cash and
 Cash Equivalents                         (324,000)                 1,000

Cash and Cash Equivalents, beginning
 of period                                 325,000                      -
                                        ----------           ------------
Cash and Cash Equivalents, end of
 period                                 $    1,000           $      1,000
                                        ==========           ============
Supplemental Cash Flow Information
 Cash paid for interest                 $   19,000           $     37,000
                                        ==========           ============
Property and equipment acquired
 with capital leases                    $   22,000           $    214,000
                                        ==========           ============
Capitalized software acquired by
 stock Issuance                         $   84,000           $     84,000
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

OVERVIEW

     In the Company's six months ended September 30, 2001, the Company was primarily engaged in completing the development of version 1.0 of the online application tools that will drive its digital information publishing, archiving and distribution business. This proprietary technology enables a user to bring digital data to a web-integrated fulfillment center where they can access on-demand manufacturing and distribution via compact discs and other media. During the six months ended September 30, 2001, the Company produced minimal sales while it was engaged in completing this first version of the application software. During this period the Company was also engaged in establishing a base of operations, and building out the fulfillment facility that will duplicate and distribute CDS containing customer directed, customized information. Such a facility is desired by potential customers of the Company, and is required by the application software. The Company is a development stage enterprise. Since YGCD Assets, Inc. was incorporated in January 2000, there is limited operating history to compare financial information for the similar period in 2000.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2001

     Since the Company was in the start-up phase of its business during the three months ended September 30, 2001, there were only limited revenues of $132,000 during the period.

     During the three months ended September 30, 2001, the Company incurred $9,000 of research and development costs related to developing its technology.

     During the three months ended September 30, 2001, the Company incurred $311,000 of other operating costs. These primarily consisted of salaries and payroll taxes of $200,000 rent of $38,000, colocation/network fees of $16,000 and legal and accounting costs of $31,000.

     SIX MONTHS ENDED SEPTEMBER 30, 2001

     Since the Company was in the start-up phase of its business during the six months ended September 30, 2001, there were only limited revenues of $201,000 during the period.

     During the six months ended September 30, 2001, the Company incurred $24,000 of research and development costs related to developing its technology.

     During the six months ended September 30, 2001, the Company incurred $589,000 of other operating costs. These primarily consisted of salaries and payroll taxes of $345,000, rent of $63,000, colocation/network fees of $32,000 and legal and accounting fees of $40,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $(223,000) at September 30, 2001. The decrease in working capital during the six months ended September 30, 2001, was primarily due to the net loss of $572,000.

     During the six months ended September 30, 2001, cash used in operating activities was $(500,000). The primary reason for the cash used in operating activities was the net loss of $(572,000).

     Cash used in investing activities during the six months ended September 30, 2001, was $(125,000). During the six months ended September 30, 2001, the Company paid $101,000 for internal use software and $24,000 for equipment.

     Cash provided by financing activities during the six months ended September 30, 2001, was $301,000. The Company received $353,000 in net proceeds from the sale of 1,540,000 shares of common stock in the six months ended September 30, 2001.

     The Company is continuing to seek additional funds for general working capital and has received approximately $31,680 after September 30, 2001, but before the date of filing of this report. The company also received $80,000 in the form of a convertible long-term note. There can be no assurance that the necessary funding will be obtained. If not, the Company's business could be adversely affected.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     None.

ITEM 2 - Changes in Securities and Use of Proceeds.

     During the quarter ended September 30, 2001, the Company sold securities which were not registered under the Securities Act of 1933, as amended, as follows:

     During July and August of 2001, the Company sold 540,000 shares of its Common Stock to six accredited investors at $0.25 per share in cash. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this offering. The investors received complete information concerning the Company. Each investor represented that they were acquiring the shares for investment purposes. The certificates for the shares contain a restrictive legend, and stop-transfer orders were issued to the transfer agent.

     In connection with this private offering, the Company paid cash commissions of $16,200 and issued 124,800 shares of common stock to one finder as consideration for services in connection with the private offering.

     During July 2001, the Company also issued a total of 138,676 shares of its Common Stock to two consultants for services. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this issuance. The consultants received complete information concerning the Company. The certificates for the shares contain a restrictive legend and stop-transfer orders were issued to the transfer agent.

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

                                      TangibleData, Inc.




Dated: November 14, 2001              By:/s/ Blair Zykan
                                         Blair Zykan, President