Form 10QSB
period 2001-12-31
TANGIBLEDATA INC
filed 2002-02-14
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended December 31, 2001



                       Commission File Number: 033-07075-LA




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

                            Yes X             No___

As of December 31, 2001, the Registrant had 17,735,699 shares of its no par value common stock outstanding.







                                TANGIBLEDATA, INC.
                       (A Development Stage Enterprise)

                           Form 10-QSB Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of December 31, 2001 ........................     3

  Statements of Operations for the three and nine months
  ended December 31, 2001, and from inception
  to December 31, 2001 .........................................     4

  Statements of Cash Flows for the nine months ended
  December 31, 2001, and from inception to December 31,
  2001 .........................................................     5

  Notes to Consolidated Condensed Financial Statements .........     6

Item 2 - Management's Discussion and Analysis and Results
         of Operations .........................................     7

Part II - Other Information ....................................     8

Signatures .....................................................     10























                              TANGIBLEDATA, INC.
                          (A Development Stage Company)

                                 BALANCE SHEET
                                  (UNAUDITED)
                                                        As Of
                                                 December 31, 2001
                                                 -----------------
  ASSETS

Current Assets:
  Cash                                               $    32,000
  Certificates of deposit and restricted cash             38,000
  Accounts receivable                                    216,000
  Receivables - related party                             28,000
  Inventory                                               55,000
  Prepaids                                                10,000
                                                     -----------
     Total current assets                                379,000

Property and Equipment, net of $101,000
  accumulated depreciation                               308,000
Capitalized internal use software, net of
  accumulated amortization of zero                       426,000
Deposits - Rent                                           27,000
                                                     -----------

Total Assets                                         $ 1,140,000
                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $   240,000
  Accrued liabilities                                     84,000
  Note payable - related party                            21,000
  Note payable                                            47,000
  Current portion of capital leases                       27,000
                                                     -----------
     Total current liabilities                           419,000

Convertible Debenture, Net of discount of $123,000         7,000
Long-term Capital Leases, net of current portion          15,000

Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 17,735,699 shares
   issued and outstanding at December 31, 2001        12,375,000
  Deficit accumulated during development stage       (11,676,000)
                                                     -----------
     Total stockholders' equity                          699,000
                                                     -----------
     Total Liabilities and Stockholders' Equity      $ 1,140,000
                                                     ===========
See accompanying notes to these financial statements.

                               TANGIBLEDATA, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                  Three Months        Nine Months
                                     Ended               Ended          Inception
                               December 31, 2001   December 31, 2001     to Date
                               -----------------   -----------------  ------------
Revenues                          $  273,000         $   474,000      $    544,000
Cost of Revenues                    (102,000)           (245,000)         (257,000)
                                  ----------         -----------      ------------
     Gross Profit                    171,000          $  229,000      $    287,000

Other Operating Expenses:
  Expenses paid with
   stock and stock options            97,000              97,000         8,500,000
  Research and development costs           -              24,000           801,000
  Acquisition costs                        -                   -           200,000
  Other operating costs              333,000             922,000         2,417,000
                                  ----------          ----------      ------------

     Total other operating
      expenses                      (430,000)         (1,043,000)      (11,918,000)
                                  ----------          ----------      ------------
Loss From Operations                (259,000)           (814,000)      (11,631,000)

Other Income and (Expense)
  Interest and other expense         (13,000)           (32,000)           (88,000)
  Other income                         2,000              4,000             43,000
                                  ----------          ----------      ------------
Total Other Income and (Expense)     (11,000)           (28,000)           (45,000)

Net Loss                          $ (270,000)        $  (842,000)     $(11,676,000)
                                  ==========          ==========      ============
Basic and Diluted Loss
  Per Share                             (.02)               (.05)

Weighted Average Shares
  Outstanding                     16,852,023          15,655,225
                                  ==========          ==========









See accompanying notes to these financial statements.


                              TANGIBLEDATA, INC.
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                               For the
                                                             Period From
                                     For the Nine Months     March 9, 2000
                                           Ended            (Inception) to
                                     December 31, 2001    December 31, 2001
                                     ------------------   ------------------
Cash Flows from Operating Activities:
  Net loss                              $ (842,000)          $(11,676,000)
  Depreciation and amortization             87,000                134,000
  Loss on abandonment of leasehold
   improvements                                  -                 36,000
  Expenses paid with stock and stock
   options                                  97,000              8,501,000
  Expenses paid with notes                       -                125,000
  Adjustments to reconcile net loss to
   net cash from operating activities:
    Changes in operating assets and
    liabilities:
      (Increase) in restricted cash         43,000                    -
      (Increase) in receivables           (144,000)             (231,000)
      (Increase) in inventories            (49,000)              (55,000)
      (Increase) in deferred offering cost       -              (138,000)
      (Increase) in prepaids and other      (5,000)              (36,000)
    Increase (decrease) in accounts
     payable and accrued liabilities       150,000               372,000
                                        ----------           ------------
     Net cash used in operating
      activities                          (663,000)            (2,968,000)

Cash Flows from Investing Activities
 Purchase of property and equipment        (24,000)              (262,000)
 Capital costs of internal use software   (152,000)              (295,000)
 Purchase of investments                         -                (38,000)
                                        ----------           ------------
     Net cash used in investing
      activities                          (176,000)              (595,000)

Cash Flows from Financing Activities
 Repayment of notes and capital lease
  obligations                              (52,000)              (151,000)
 Proceeds from issuance of Convertible
    Debenture                               80,000                 80,000
 Proceeds from Notes Payable                12,000                 12,000
 Net proceeds from stock issuance          506,000              3,654,000
                                        ----------           ------------
     Net cash provided by financing
      activities                           546,000              3,595,000

Net (Decrease) Increase in Cash and
 Cash Equivalents                         (293,000)                32,000
Cash and Cash Equivalents, beginning
 of period                                 325,000                     -
                                        ----------           ------------
Cash and Cash Equivalents, end of
 period                                 $   32,000           $     32,000
                                        ==========           ============
Supplemental Cash Flow Information
 Cash paid for interest                 $   35,000           $     88,000
                                        ==========           ============
Property and equipment acquired
 with capital leases                    $   22,000           $    214,000
                                        ==========           ============
Capitalized software acquired by
 stock Issuance                         $   84,000           $     84,000
                                        ==========           ============
Return of Equipment in exchange
  for cancellation of Equipment lease   $   85,000                 85,000
                                        ==========           ============
Exchange of Note Payable for
  Debenture Payable                     $   50,000                 50,000
                                        ==========           ============

See accompanying notes to these consolidated financial statements.

                              TANGIBLEDATA, INC.
                         (A Development Stage Company)

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our 10-KSB for the period ended March 31, 2001. In our opinion, all adjustments consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies we followed are set forth in Note 1 to our financial statements included in our 10-KSB for the period ended March 31, 2001. These financial statements should be read in conjunction with the financial statements and notes included in the 10-KSB.

Note 2 - Stockholders' Equity

This convertible debenture was issued for $80,000 cash and the conversion of a $50,000 note payable. The debenture is convertible by April 23, 2002 at $.20 per share and is due on October 23, 2004. In accordance with required accounting guidance, a discount of $130,000 was recorded on the debenture to reflect the value conversion feature being below the quoted market price of the stock on the day of issuance. This discount is being amortized as additional interest expense over the term of the note. Amortization for the three months ended December 31, 2001 was ($8,000).

     During October of 2001, the Company issued 700,000 shares of its Common Stock to Walnut Software in connection with the Company's purchase of the assets of Walnut Software. The acquisition was valued at $.20 per share based on concurrent and recent private placements of stock by the Company. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this offering. Walnut Software received complete information concerning the Company, and represented that it was acquiring the shares for investment purposes. The certificates for the shares contain a restrictive legend, and stop-transfer orders were issued to the transfer agent.








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

OVERVIEW

     In the Company's nine months ended December 31, 2001, the Company completed the development of version 1.0 of the online application tools that will drive its digital information publishing, archiving and distribution business. This proprietary technology enables a user to bring digital data to a web-integrated fulfillment center where they can access on-demand manufacturing and distribution via compact discs and other media. During the nine months ended December 31, 2001, the Company produced measurable sales and utilized its online technology for multiple customers. Service agreements were signed with a leading computer manufacturer as well as a leading provider of online bill payment and presentment services. The Company is a development stage enterprise. Since YGCD Assets, Inc. was incorporated in January 2000, there is limited operating history to compare financial information for the similar period in 2000.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2001

     The Company more than doubled the prior three months revenue of $132,000 by generating in the three months ended December 31, 2001, $273,000.

     During the three months ended December 31, 2001, the Company incurred $0 of research and development costs related to developing its technology.

     During the three months ended December 31, 2001, the Company incurred $430,000 of other operating costs. These primarily consisted of salaries and payroll taxes of $171,000, rent of $38,000, and legal and accounting costs of $9,000.


     NINE MONTHS ENDED DECEMBER 31, 2001

     Since the Company was in the start-up phase of its business during the nine months ended December 31, 2001, there were limited revenues of $474,000 during the period.

     During the nine months ended December 31, 2001, the Company incurred $24,000 of research and development costs related to developing its technology.

     During the nine months ended December 31, 2001, the Company incurred $1,043,000 of other operating costs. These primarily consisted of salaries and payroll taxes of $513,000, rent of $100,000, colocation/network fees of $35,000 and legal and accounting fees of $48,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $(40,000) at December 31, 2001. The decrease in working capital during the nine months ended December 31, 2001, was primarily due to the net loss of $842,000.

     During the nine months ended December 31, 2001, cash used in operating activities was $(663,000). The primary reason for the cash used in operating activities was the net loss of $(842,000).

     Cash used in investing activities during the nine months ended December 31, 2001, was $(176,000). During the nine months ended December 31, 2001, the Company paid $152,000 for internal use software and $24,000 for equipment.

     Cash provided by financing activities during the nine months ended December 31, 2001, was $546,000 of which $80,000 is in the form of a convertible long-term note. The Company received $506,000 in net proceeds from the sale of 2,275,600 shares of Common Stock in the nine months ended December 31, 2001.

     The Company is continuing to seek additional funds for general working capital. There can be no assurance that the necessary funding will be obtained. If not, the Company's business could be adversely affected.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     None.

ITEM 2 - Changes in Securities and Use of Proceeds.

     During the quarter ended December 31, 2001, the Company sold securities which were not registered under the Securities Act of 1933, as amended, as follows:




     During November of 2001, the Company issued a total of 475,000 shares of its Common Stock to three employees as payment for services rendered and to be rendered. Of this amount, 215,000 shares vested immediately, 130,000 shares will vest in January 2002, and 130,000 shares will vest in April 2002 if the employees continue to be employed by the Company. The Company relied on the exemption provided by Section 4(2) in connection with these issuances. The employees received complete information concerning the Company and the certificates contain a restrictive legend and stop-transfer orders were issued to the transfer agent.

     During November 2001, the Company also issued a total of 30,000 shares of its Common Stock to one consultant for services he rendered in assisting with private placement. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this issuance. The consultant received complete information concerning the Company. The certificate for the shares contained a restrictive legend and stop-transfer orders were issued to the transfer agent.

     During December 2001, the Company sold 100 units to one accredited investor for $100,000. Each unit consisted of 5,556 shares of Common Stock and 5,000 warrants. Each warrant is exercisable at $.20 until February 4, 2002, unless extended. Upon exercise each warrant entitles the holder to one share of Common Stock and five additional warrants which are exercisable at $.19 until August 4, 2002. The Company relied on the exemption provided by
Section 4(2) in connection with the issuance. The investor received complete information concerning the Company, and the certificate contains a restrictive legend and stop-transfer orders were issued to the transfer agent.

     During the three months ended December 31, 2001, the Company sold 24,000 units to one accredited investor at $2.50 per unit in cash. Each unit consisted of ten shares of Common Stock and ten warrants. Each warrant is exercisable at $.25 until January 1, 2004. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this offering. The investor received a private placement memorandum and represented that he was acquiring the shares for investment purposes. The certificates for the shares contain restrictive legends, and stop-transfer orders were issued to the transfer agent.

ITEM 3 - Defaults on Senior Securities.

     None.

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5 - Other Information.

     In October 2001, the Company acquired assets from Walnut Software, LLC. These assets include furniture, equipment, hardware, third party software and a proprietary web management product. In addition, five staff joined the Company from Walnut Software, LLC including our COO, CTO, Senior Engineer, and media designers.

ITEM 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b)  Reports on Form 8-K.  None.




                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TANGIBLEDATA, INC.




Dated: February 14, 2001             By:/s/ Blair Zykan
                                        Blair Zykan, President & CEO































