Form 10KSB
period 2002-03-31
TANGIBLEDATA INC
filed 2002-06-28
CIK 797329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended:  March 31, 2002

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

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 24, 2002, 21,759,308 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $2,457,000.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $867,000.

Documents incorporated by reference:  None.

                                    PART I


ITEM 1.  DESCRIPTION BUSINESS.

GENERAL

     TangibleData provides alternative manufacturing and fulfillment solutions to users of traditional CD duplication. TangibleData's proprietary technology allows customers to bring digital data to a web-integrated fulfillment center where they can obtain on-demand manufacturing and distribution of CDs and other media, such as DVDs, along with additional value-added services such as content hosting and storage, order processing and fulfillment and database marketing.

     On April 20, 2000, TangibleData (then named "Kimbell DeCar Corporation") acquired all of the outstanding stock of YGCD Assets, Inc., a Colorado corporation, which was developing our business. In connection with this transaction, TangibleData issued 12,113,489 shares of its Common Stock (approximately 96% of the shares then outstanding) to the former shareholders of YGCD Assets, Inc., and cancelled 2,400,000 shares of Common Stock previously outstanding. The name of the Company was changed to "TangibleData, Inc." and new officers and directors were elected.

     In July 2000, we started beta testing of our fulfillment process; and limited commercial production was started in January 2001.

     In September of 2000, we were named a strategic development partner by Sun Microsystems. Among other benefits, this designation qualified us for significant pricing discounts on the computer systems required to operate our web-integrated fulfillment center.

     In January of 2001, we began off-line commercial production operations for our initial client base including Resource Data International (now McGraw-Hill-Platts), American Crew, and Laser Technology, Inc.

     From October 1, 2000 through April 30, 2001, we secured $1,052,500 in additional financing through private placements of our Common Stock.

     On March 2001 we relocated to our production facility to Thornton, Colorado and began transitioning our business to commercial operations.

     May 2001 saw our client base grow to include Genomica, Inflow, Inc., Rogue Wave Software, and Hewlett Packard.

     In June 2001 we hired our first full-time sales representative. Over the next month we received initial orders from Reuters, and Houghton Mifflin, and became an approved vendor for IBM.

     Between July 1, 2001 and December 31, 2001, we received an additional $545,000 through private placements of our Common Stock, and during the quarter ended March 31, 2002, we received $615,000 from the sale of Common Stock and Warrants.

     In September 2001 we announced the commercial launch of TangibleOnline, our first web-enabled service using our proprietary technology.

     In October 2001 we acquired certain assets of Walnut Software, the Web-software engineering company with whom we worked to develop our technology.
In addition to engineering and content development expertise, Walnut possessed a proprietary website development tool that allows for rapid development and administration of customized web content by non-technical staff. With the acquisition, the Company expanded its service offering to include complete media delivery solutions.

     In November 2001 we reached in-principal agreement with Metavante to provide on-demand CD archiving services for their on-line bill paying clients. We also reached agreement with Hewlett Packard to provide on-demand CD and Internet delivery of select HP software that will be hosted by the Company.

     In December 2001, we launched TangibleExpress, an electronic software download product for providing on-demand content via the Internet, and TangibleOrderManager, a order fullfilment product for pre-produced, pre-kitted, custom packaged product for customized CDs, CD-Rs, DVDs and their associated materials.

     In March 2002, we launched TangibleOrderLinkPlus, an inventory-less order fulfillment solution for custom CDs.

     In June 2002, we launched TangibleOrderLink, an inventory-less order fulfillment solution for product or service related CDs.

DEVELOPMENT OF TANGIBLEDATA'S BUSINESS AND TECHNOLOGY

     TangibleData's roots in data duplication and distribution extend back to 1983, when Dale Stonedahl, our Founder, invented what is believed to be the earliest dedicated digital content duplication device. Originally intended to duplicate seismic data, the system gained acceptance for a variety of content duplication tasks. To capitalize on that success, Duplication Technology
(DT), was founded by Mr. Stonedahl, Mac Avery (currently a consultant to the Company) and another partner.

     DT began operations as a content duplication provider in 1986, eventually growing to $5 million in annual revenue. In 1989, DT introduced the first optical media duplication equipment, and in 1993 introduced the first industrial CD duplication system at a leading information technology trade show. This advance led to DT's acquisition by Rimage Corporation (Nasdaq, RIMG) in 1994.

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

     Between April 2000 and August 2001, we were engaged primarily in developing our technology, infrastructure, and initial customers. This effort culminated with the announcement of the commercial launch of TangibleOnline in September, 2001.

     In October 2001 we acquired the assets and technology of Walnut Software, a web-engineering firm. In addition to engineering and content development expertise, Walnut possessed a proprietary website development tool that allows for rapid development and administration of customized web content by non-technical staff. With the acquisition, the Company expanded its service offering to include complete media delivery solutions.

     The Company is now actively marketing its proprietary products along with other value added services to a growing client base.

INDUSTRY OVERVIEW

     Based on industry data, the amount of digital information is tripling every year in the form of software, corporate information, business and personal records, music and film. Getting digital information from the provider into the hands of a consumer is critical for any business. Compact Discs ("CDs") continue to be the most popular media for this task. CDs are affordable, transportable, and have large data storage capacity. Although CDs are an efficient media, the current methods for duplicating and distributing them are not.

     Only two methods of duplication of CDs currently exist: in-house duplication, and outsourcing to a duplication and fulfillment service bureau. Both methods have inherent advantages and disadvantages. With in-house duplication the provider maintains control, but it requires people and capital resources, dilutes attention from the core business, and results in higher delivered cost. Service bureaus let providers outsource the work, but this method results in a loss of control and causes delays. Service bureaus have been slow to adopt new technology to automate customer management and service.

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

CURRENT TECHNOLOGIES AND COMPETITIVE ENVIRONMENT

     As noted above, two competitive sources for duplication and distribution services exist, in-house duplication and outsourcing to a service bureau.
Each has its strengths and weaknesses. To understand them, consideration must be given to the two types of CD's currently in use -- Stamped CDs and recordable CDs (called CD-Rs).

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

     Once these steps are complete, the process of actually stamping the discs is economical, particularly for 500 or more CDs. Thus, stamping is the preferred process when producing large volume runs of the same content, and the required delivery time exceeds 5 to 10 business days. Additionally, stamping CD's requires processing equipment that can cost up to $1 million and specialized personnel trained to operate and maintain the equipment.

     CD-Rs are not stamped. Instead, they contain an ink layer which, when exposed to a laser (hence the term "burning" a CD), can be discolored in a pattern identical to that which is created by the stamping process. With recordable CDs, the glass-mastering, molding, and set-up process is not required. A trained operator can duplicate the data from one CD onto another using a CD duplicating system and the appropriate operating software.

     The incremental cost of each duplicated CD-R is higher than the incremental cost of stamping. However, for volume runs of 1 to 500 units of the same content, and/or when rapid turnaround is required, the total delivered cost of duplicating CD-Rs is usually lower than stamping. Thus, CD-R is the choice when time, and individualized content are a priority. TangibleData's process uses recordable CDs.

     Equipment costs for duplicating CD-Rs ranges from $500 (to produce one CD at a time) to up to $50,000 for an automated duplicating system. While these systems require a strong computer background and some training to operate, the degree of specialized training required to record CD-Rs is less than that of stamping.

     The development of these two CD technologies has shaped the competitive environment. Outsource service bureaus have focused on the large volume stamping business, where the specialized equipment and personnel have made it impractical for companies to do it in-house. As a result there are a number of large revenue companies in the CD stamping business, including Zomax, Cinram, Metatech, Advanced Duplication Services, and Q Media. Zomax, Cinram, and Metatech have annual revenues exceeding $75 million each and are publicly traded. Zomax is listed in the Forbes100 fastest growing companies. The other industry participants generally have $25 million to $50 million in annual revenue. However, none of these companies focus on duplicating CD-Rs.

     CD-R duplication, on the other hand, has largely been done in-house. TapeDisc Business Magazine estimates that less than 25% of all CD-R units duplicated for business purposes, are handled by service bureaus. We believe that there are two reasons for this. First, we are unaware of any CD-R oriented service bureaus with sufficient size and technology to capture a large market share. Second, the technology to efficiently and effectively outsource CD-R duplication has not been available. Thus, the outsourcing process is time consuming and not cost effective, both for the content owner and the service bureau. For these reasons, no dominant companies exist in the CD-R outsourcing field. There are numerous small, family-owned businesses ranging from $500,000 to $5 million in annual revenues active in the field. Examples include: Now Disc, Super Dups, CMS Duplication, Dischounds, Express Media Services, and Disk-O-tape.

    In summary, based on information published by Forrester Research, the duplication and distribution of CD-Rs is over a two billion dollar industry largely made up of do-it-yourselfers and small businesses. By bringing TangibleData's unique technology and automated process to the market, we believe we will be in a position to consolidate a portion of this fragmented business segment.

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

     To accomplish this, TangibleData has developed three separate-but-linked technologies:

     TANGIBLE WEB TOOLS. Using our web tools, customers are able to easily and clearly direct our robotic manufacturing systems to accomplish specific duplicating and distribution tasks. Simple menu-driven forms prompt the user to select the content to be duplicated, how to label and package, and where to deliver. Unlike conventional duplication equipment and software, no training is required. Only simple computer skills are needed.

     THE CD MANUFACTURING AND COMMERCE ENGINE. Located behind the scenes at our Internet Data Center, our technology records the customer's instructions. Automatically uploading data, the engine converts it to the appropriate format
for placement on a CD.   All records of the transaction are securely preserved
for the customer's future reference, and backup copies of the data are retained at the customer's request. Payment from the customer is handled via credit card, or billing arrangements with the Company.

     TANGIBLEDATA'S AUTOMATED DUPLICATION AND DISTRIBUTION CENTER (DDC). Connected by broadband fiber-optic cable to the Internet Data Center, the DDC contains robotic workstations that produce the CDs on-demand at the instruction of the customer. The CDs will be computer analyzed for data integrity and accuracy. Next, the system prints professional labels on the CDs and generates packaging and shipping documents per customer instructions.

Only then are human hands entered into the process. Documents are be matched with the appropriate CD, and then packaged and prepared for shipment.

     The three elements of the Company's technology may be used in flexible ways to allow customers to maximize value. TangibleData offers several content distribution solutions -- a provider driven model and a consumer driven model.

     The Company's first web-enabled service, TangibleOnline, automates the basic processes of conventional CD-R duplication, and accomplishes in minutes, what a traditional duplication service bureau could take days to do.
Moreover, clients are able to access this service from any Internet connected computer, anywhere in the world at any time.

     With other solutions, TangibleData provides seamless integration with content owner's website to provide on-demand duplication and distribution of their content. From order entry, to production, to distribution, to online customer service information, TangibleData provides full distribution management, doing all the work of getting CDs filled with content into the hands of consumers. The provider just receives an electronic invoice, so that they can then invoice their customer.

     With both models, TangibleData serves as the facilitator, generating revenue from every transaction. TangibleData's direct customer in each model is usually the content provider. This is important as content providers will drive revenue more quickly than content consumers. This model also results in lower customer acquisition costs for the content provider.

PROPRIETARY RIGHTS

     TangibleData expects to establish proprietary technology in three ways:

     1.  Patent filings:

         * We have filed patent application filings related to the user-driven duplication and distribution system.

         * We are analyzing additional opportunities for patent filings related to automated post- production processes.

     2.  Trade secrets:

         * We have developed processes for correctly packaging and shipping large production volumes of highly customized content. These processes are critical to error free, cost effective operation.

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

MARKET AND REVENUE SOURCES

     We currently earn revenues from the following sources:

     *  Duplication and distribution of digital content

     *  Hosting and storage of content for future duplication and distribution

     *  Optional delivery of content over the Internet

     *  Custom solution development fees

     *  Related CD and Web content development

     * Licensing revenue from TangibleWEB, the Company's dynamic web-content development tool

     * Brokered services including print, package management and large-volume CD replication

     We believe that the market for duplicating and distributing digital information on CDs and through the Internet is extremely large and growing:

     * According to industry trade journal, Medialine News., worldwide consumption of CD-R disks grew from 658 million units in 1998 to an estimated 2+ billion units in 2000. Industry analysts estimate this level will increase to 4+ billion units by 2002.

     * CD-R disks are predominantly used for content publishing, archiving, and distribution, not mass-music, or consumer media. Thus, CD-R unit sales are, perhaps, the best measure of the total available market for TangibleData.

     * According to industry surveys, the average per unit material and service cost for duplicating, packaging, and distributing (excluding shipping costs) exceeds $5 per CD.

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

     TangibleData is targeting three business segments: software distribution and fulfillment; corporate information delivery; and records archiving. Over time we will begin to pursue opportunities in the consumer media market.
These markets are discussed below.

SOFTWARE AND DATABASE INFORMATION PRODUCTION AND FULFILLMENT

     We focus on two specific customer groups within the software and database information production and fulfillment market: business oriented software companies, and computer related product manufacturers offering operating software and/or driver software. We also focus on companies with database information that needs to be regularly distributed to their clients

BUSINESS SOFTWARE COMPANIES.   The Software and Information Industry
Association estimates that there are approximately 10,000 firms that actively market packaged software in the US of which approximately 70% are business oriented. Business software is updated more frequently, creating a continual need to get new versions into the hands of customers. The core expertise of these firms is engineering and marketing, not fulfillment, particularly when it comes to updates and beta-releases.

     TangibleData current client list includes:

     * Hewlett Packard (HP) - We are currently working with several divisions of HP. Our services include on-demand software duplication and distribution, print and package management, and logistics services. .

     * Reuters - We provide software replication, along with packaging and kitting for this supplier of financial and other news information.

     * Media Lab B Media Lab develops and markets software for web-designers. We provide on-demand production and fulfillment services for this client.

     * Rogue Wave Software - Rogue Wave makes component software that is used by other software developers to develop applications. We are currently providing pre-production labeling services to this client and are discussing other opportunities.

     The Company is actively in the selling process with other potential clients within the software market.

     DATA PUBLISHING COMPANIES. TangibleData's largest current client in this category is McGraw Hill-Platts. Platts issues monthly database updates to a global subscriber base of investors in the Oil, Gas, and natural resource industry. TangibleData provides duplication services, packaging, and fulfillment services to this client.

     COMPUTER RELATED PRODUCTS COMPANIES. The products sold by these companies include computer servers, printers, networking devices and storage devices. These businesses frequently have maintenance contracts that call for continual updates on operating system software and drivers. These businesses also provide hard copies of these tools for back-up and disaster recovery.

     TangibleData is currently providing CD duplication services to a computer peripherals division of HP. Our role is to duplicate engineering masters and deliver them to HP contracted production facilities worldwide.

     Based on feedback from our current and prospective clients, TangibleData has validated that our proprietary services offer compelling benefits to this customer group. Of particular value is our ability to link our processing engine seamlessly with a customer=s existing web commerce site. By accepting orders generated by their site while hosting their products in our online library, we become a value added outsource, automating order placement, shipping, and online customer service.

     Software distribution represents the largest market segment for CD-Rs, and TangibleData expects that this customer group will comprise about 50% of its business.

CORPORATE INFORMATION DELIVERY

Corporate information is moving to digital form, and the CD has become a popular choice for delivering this information. Types of information include marketing materials, training information, financial presentations, manuals, and parts guides. Within this market, TangibleData focuses on training information and marketing materials.

     TRAINING INFORMATION.  It is estimated that American companies spend $59
billion per year on training and education.   IBM estimates that e-learning
will comprise $15 billion of that market by the end of 2002.   Training
materials have the critical need to be kept up to date, which makes TangibleData's on-demand solution particularly valuable.

     In June 2001, TangibleData was awarded Approved Vendor status by Hewlett Packard, and received its first order from HP. The order involved getting training documentation to field technicians located in 46 locations throughout Europe and Asia. We provided complete CD replication, packaging, and fulfillment services in conjunction with the order and on two subsequent orders.

     MARKETING MATERIALS. Management believes that product and corporate videos are moving to interactive, multi-media CD presentations. Overhead based presentations are now often done via computer based Powerpoint slides. Searchable catalogues are now available to be placed on CD. Marketing materials quickly become obsolete. The need to regularly update and customize these creates an opportunity for TangibleData.

     TangibleData's client list in this area has included Boston Market (marketing materials), Great Plain (a searchable catalogue), JD Edwards, and Inflow, Inc (multimedia presentations).

     Both of TangibleData's content distribution models will offer value for this business segment. Central to the value is the customer's need to update training and marketing content at any time and distribute on-demand.

     Multimedia marketing and training materials are often developed by multimedia development companies rather than the corporation using them. Based on data from the American Association of Advertising Agencies, we estimate that between 3,500 and 4,000 firms do the bulk of the multi-media development in the US. TangibleData has already established a number of relationships in this sales channel. Partners include national firms such as Initiative Media as well as several regional and local agencies. Management believes that we should be able to gather substantial market share without spending valuable resources calling on the hundreds of thousands of companies that use these materials. Distribution of corporate information is expected to comprise 35% of TangibleData's business.

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

     TangibleData intends to be positioned to capture a share of this market. Offering on-demand archiving and distribution of stored data, the Company plans to team up with application service providers (ASPs) and storage service providers (SSPs) to provide this value added service to the partners' customers.

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

     TangibleData plans to pursue this market primarily through web-based partners:

     * In July, 2001 the Company began working with Ibackup, an online provider of data archiving for the PC back up market.

     * In November, 2001 the Company reached agreement in principal with Metavante, a provider of technology and services to financial services companies. We expect to provide web-enabled financial statement archiving for this client beginning in February, 2002.

     * TangibleData expects the archiving segment to provide up to 10% of our revenues.

     CONSUMER MEDIA

     Music and Film are moving to digital form. Music is now distributed almost exclusively via CD. Digital Video Discs (DVDs) are gaining popularity as a means to distribute films. Despite much publicity concerning online music distribution via downloading, many companies such as CD Now, Napster and MP3 are failing or are being successfully prosecuted for lack of appropriate copyright protection measures.

     Working with Web-partners, we intend to provide an easy, low-cost way for artists, music labels and other content owners to promote their products on-line, and distribute them via a secure, copyright protected media.

     Independent films are expected grow dramatically as a percentage of the film entertainment business. A key component of that will be the use of the Internet combined with DVD distribution. TangibleData is positioning itself early as the preferred on-demand distribution facility for this area. Our equipment will be capable of producing DVD's as well as CDs.

     Consumer media is expected to represent less than 5% of our business initially. Over time, TangibleData expects this market to be a greater contributor to our business.

MARKETING AND DISTRIBUTION STRATEGY

DISTRIBUTION

     TangibleData intends to use a two-pronged distribution strategy that allows revenue scaling while controlling sales and marketing costs.

     1.  DIRECT SALES REPRESENTATIVES.   Volume customers with substantial
repeat business potential are handled directly by our own sales personnel. Five of the Company's employees spend at least 30% of their time on business development. We currently employ two full-time sales people. Target segments for our direct sales efforts include:

         *  Business software development companies
         *  Computer product companies
         *  Large corporate accounts

     Sales representatives will be added as the business warrants.


     2. OFFLINE PARTNERS. We also expect other partners to contribute significantly to our revenue growth. These partners may include:

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

         * CD Stamping and Duplication service bureaus. We are in active discussions with two stamping companies and several duplication service bureaus regarding the opportunity to be distributors of
            our services and solutions.   TangibleData offers prompt
            turnaround capability combined with the array of value added services that allow a conventional copy center to significantly expand its product offering with little up-front investment on their part.

         * Industry suppliers of related products such as printing companies. TangibleData is already working with three printing
            companies to develop our business on a referral basis.   We are
            in active discussions with several more to establish formal partnerships. These partnerships could involve private branding of our services under the brand of our partner.

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

MANUFACTURING

     TangibleData's operations are based in Colorado. In October 2000, we leased approximately 8,300 square feet of production and office space at the North Valley Technical Center in Thornton, Colorado. This location is advantageous to us because it is located in the same building complex as Inflow, Inc., the Internet data center that hosts our proprietary, web-enabling software. This co-location provides savings in telecommunications costs associated with transferring customer content from the Website to the production facility.

     TangibleData has also acquired sufficient equipment to produce up to 2,500 CDs per day. This capacity is expected to meet our needs for the present time. Additional production capacity can be added at any time, in increments of 1,000 CDs per day, for a cost of approximately $50,000 per workstation.

     Because of the short lead times associated with procuring this equipment, we believe we can scale the production capacity with the growth of the business. We expect the total production capacity of the North Valley location will exceed 15,000 CDs per day.

COMPETITION

     As previously discussed, TangibleData anticipates that it will primarily be competing against two groups of competitors: service bureaus specializing in the stamping business, and service bureaus specializing in duplicating recordable CDs.

     Service bureaus specializing in large volume stamping include Zomax, Cinram, Metatech, Advanced Duplication Services, and Q Media. All of these companies are much larger and have greater financial resources than the Company. TangibleData expects to compete with these companies by focusing on smaller volume and/or on-demand applications where CD-R technology is used instead of a stamping process. We also expect to provide duplication services for these stamping companies for smaller jobs they encounter.

     Competing companies in the CD-R duplication business include, among others, Now Disc, Super Dups, CMS Duplication, Dischounds, Express Media Services, and Disk-O-tape. These companies are generally small, family-owned businesses ranging from $500,000 to $5 million in annual sales. We believe that these companies lack the capital, infrastructure and technology needed to efficiently and effectively provide CD-R outsourcing services on anything but a small scale. TangibleData expects to be able to compete with these types of companies because the Company's proprietary technology will allow it to more efficiently manage the sales and production process, and its Web based customer access will allow it to service customers on a world-wide basis.

     We may also face competition from new entrants in the segments of the market in which we will focus. Although we will use our best efforts to protect our proprietary technology, it is possible that other companies may develop similar technologies and compete with similar types of services.

EMPLOYEES

     We currently have 12 employees. We intend to hire additional employees as the development of our business requires.

RISK FACTORS

     Investors in our shares should carefully evaluate all information in this Report and, in particular, the following risk factors:

     1. OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBTS OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN. The report of our independent auditors on our March 31, 2002, financial statements includes an explanatory paragraph stating that the Company has incurred losses from operations from inception, which raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     4. THE MARKETS IN WHICH WE WILL OPERATE ARE HIGHLY COMPETITIVE. TangibleData will be competing in markets that are relatively new, intensely competitive and rapidly changing. Many current competitors have longer operating histories, greater name recognition and substantially greater resources than we do. Although we expect to compete in these markets by focusing on segments, which we believe competitors cannot adequately serve, existing competitors and new companies could develop technologies that directly compete with us. Our competitors may be also able to respond more quickly to new or emerging technologies and changes in customer requirements.

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

     8. OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CHALLENGES. We will rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection; competitors may gain access to our intellectual property, which may result in the loss of customers.

     9. WE HAVE NO PATENTS ISSUED WITH RESPECT TO OUR TECHNOLOGY. Accordingly, our technology is not covered by patents that would preclude or inhibit competitors from entering our market. We have submitted certain application patent filings, but there is no assurance that any patents will be issued. Future patents, if any, which we have applied for may be successfully challenged or may not provide us with any competitive advantages. We cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us. Monitoring unauthorized use of our service may be difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

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

     11. THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR MANAGEMENT. Our success depends on the active participation of Blair Zykan, the Company's President. Although we do have an employment agreement with Mr. Zykan, we have no "key man" life insurance on him. The loss of the services of Mr. Zykan would adversely affect our business. (See "MANAGEMENT.")

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 2002.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and, since March 2000, has been quoted on the OTC Bulletin Board under the symbol "TGDA."

     The following table sets forth the closing high and low trading prices of the Common Stock for the periods indicated, as reported by the OTC Bulletin Board.

     QUARTER ENDED                           HIGH         LOW
     --------------                         -------     -------

     March 31, 2000                         $4.25       $0.375
     June 30, 2000                           5.25        2.875
     September 30, 2000                      3.8125      2.0625
     December 31, 2000                       3.875       0.9375
     March 31, 2001                          1.375       0.78125

     June 30, 2001                           1.0625      0.15
     September 30, 2001                      0.51        0.20
     December 31, 2001                       0.51        0.30
     March 31, 2002                          0.51        0.21

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at April 1, 2002, was approximately 225.

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

     PRIVATE SALES OF SECURITIES. During the quarter ended March 31, 2002, the Company sold securities which were not registered under the Securities Act of 1933, as amended, as follows:

     During February 2002, the Company sold 6,000 units to one accredited investor at $2.50 per unit in cash. Each unit consisted of ten shares of common stock and ten warrants. Each warrant is exercisable at $.25 until January 1, 2004. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this sale. The investor received a private placement memorandum and represented that he was acquiring the shares for investment purposes. The certificates for the shares contain restrictive legends, and stop-transfer orders were issued to the transfer agent.

     During the three months ended March 31, 2002, the Company issued a total of 275,039 shares of common stock to three consultants for offering costs and various services rendered by the consultants. The Company relied on the exemption provided by Section 4(2) in connection with these issuances. The consultants received complete information regarding the Company, and the certificates contain a restrictive legend and stop-transfer orders were issued to the transfer agent.

     During February 2002, the Company sold 3,428,570 units, each unit consisting of one share of its common stock and one warrant to purchase one share of common stock at $.175 per share, to six accredited investors at $.175 per unit for a total of $600,000 in cash. The Company relied on the exemption provided by Section 4(2) of the Securities Act in connection with this offering. The investors received complete information concerning the Company. Each investor represented that he was acquiring the units for investment purposes. The certificates for the common stock and warrants contain a restrictive legend and stop-transfer orders were issued to the transfer agent for the common stock certificates.

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

OVERVIEW

     During the fiscal year ended March 31, 2001, the Company was primarily engaged in the development of a digital information publishing, archiving and distribution business. During the year ended March 31, 2001, the Company produced initial sales and was exclusively engaged in hiring personnel, acquiring equipment, and establishing a base of operations and facility to duplicate and distribute CDS containing customized information as desired by potential customers of the Company. The Company was a development stage enterprise. During the fiscal year ended March 31, 2002, the Company completed the development of its software.

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. In particular, reference is made to Note No. 2, "Liquidity," beginning on Page F-10 of the Financial Statements. The Company's results may be affected by various trends and factors, which are beyond the Company's control. These include factors discussed elsewhere herein.

RESULTS OF OPERATIONS

     TWELVE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE TWELVE MONTHS ENDED MARCH 31, 2001

     Net Revenue for the twelve months ended March 31, 2002 was $867,000 compared to $70,000 for the twelve months ended March 31, 2001. The Company was in its start-up phase during the year ended March 31, 2001 and sales were just commencing. Sales increased steadily during the year ended March 31,

2002 with sales increasing in each three-month period during the year. Sales for the final three months of the fiscal year were approximately $393,000.

     Materials, freight, packaging and contract production labor for the twelve months ended March 31, 2002 was $533,000 (61.5% of total sales) compared to $12,000 (17.1% of total sales) for the twelve months ended March 31, 2001. Due to the very low level of sales in the prior year, these amounts in that year are not representative of what is to be expected in the future.

     Employee and consultant related expenses for the twelve months ended March 31, 2002 were $880,000 compared to $1,130,000 for the twelve months ended March 31, 2001. The reason for the decrease was that several of the higher paid executives left during the year and they were replaced with lower paid employees. The number of employees increased from nine as of March 31, 2001, to 12 as of March 31, 2002.

     Other general and administrative expenses for the twelve months ended March 31, 2002 were $606,000 compared to $782,000 for the twelve months ended March 31, 2001. These expenses decreased in the most recent year due to the overall overhead cutbacks. In addition, there were no research and development costs during the twelve months ended March 31, 2002 compared to $614,000 for the year ended March 31, 2001.

     Interest expense and imputed interest expense was $34,000 and $113,000, respectively, for the twelve months ended March 31, 2002 compared to $20,000 and zero, respectively, for the twelve months ended March 31, 2001. The increase was due to the increased level of debt, and beneficial conversion features and warrants associated with this debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $293,000 at March 31, 2002 compared to $165,000 at March 31, 2002.

     Cash used in operating activities during the year ended March 31, 2002 was $913,000 compared to $2,305,000 during the year ended March 31, 2001. The primary reason for the cash used in operating activities during fiscal 2002 was the $1,430,000 net loss. The reason for the decrease from the prior year is due to the fact that the net loss declined from $2,705,000 in the year ended March 31, 2001 to $1,430,000 for the year ended March 31, 2002.

     Cash used in investing activities was $173,000 during the year ended March 31, 2002 compared to $419,000 for the year ended March 31, 2001. The decrease from the prior year was primarily due to the fact that $238,000 was spent on the purchase of property and equipment in the prior year compared to $24,000 in the most recent year.

     Cash provided by financing activities during the year ended March 31, 2002 was $1,137,000 compared to $3,049,000 during the year ended March 31, 2001 and was primarily related to the proceeds from stock issuances.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Our continuation as a going concern is dependent upon raising additional capital, successfully completing our software development and marketing our product and ultimately achieving profitable operations and cash flow. The financial statements do not include any adjustments should we be unable to continue operations as a going concern.

     We have had losses since inception. Additionally, the funds raised from private placements may not be sufficient to fund our business plan for the entire year.

     Our plans to improve our financial condition by continuing to execute our business plan is geared at establishing ourselves as a full service provider of CD duplication, replication and related services including packaging, print management, warehousing, assembly, and fulfillment. In addition to providing standard industry services, we are continuing to develop web-integrated tools and technology enabling businesses to automate the management and distribution of their digital content using proprietary, on-demand production and fulfillment systems.

     We have continued to establish distribution channels for our services through online and offline relationships. These plans should enable us to access a partner's customer bases with nominal expense. We are also actively pursuing additional equity financing which will enable us to continue our accelerated development plan.

     There can be no assurance that we will raise additional equity financing or our business plan or marketing strategy will be successful, and any delays in the successful execution and subsequent revenue growth could delay or frustrate the ability of us to achieve profitable operations. In its report accompanying the audited financial statements, our auditors have expressed substantial doubt about our ability to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. We do not believe that the adoption of these statements will have a material effect on our financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including
(1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective no later than April 1, 2003, as required. We do not believe the adoption of this statement will have a material effect on our financial position, results of operation, or cash flow.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we cannot estimate the effect of this statement on our financial position, results of operations, or cash flows.

     In April 2002, the FASB approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections. SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under FAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition - Revenue is recognized for fulfillment and publication services upon shipment of the product to the end users. Revenue for storage services will be recognized over the life of the storage contract. We do not currently have any storage contracts.

     Software Development - We incur costs for computer software development for enhancing and maintaining our computer system and to provide "on-line" services to our customers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, we have committed to funding the project and completion and use of the software for its intended purpose are probable. We ceased capitalization of development costs in 2002 as the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three to five years. Costs associated with major enhancements that result in additional functionality will be capitalized. Maintenance and routine upgrades are expensed in operations.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-16 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

      Name                    Age        Positions and Offices Held
      ----                    ___        --------------------------

Blair Zykan                   42         President, Chief Executive Officer
                                         and Director

Dale Stonedahl                49         Director

Brenda Molloy-de St. Simon    36         Secretary and Chief Operating
                                         Officer

Joanne Keys                   40         Chief Technical Officer

Louis F. Coppage              64         Director

Alan C. Williamson            48         Director

Jay Reano                     48         Director

     There is no family relationship between any Director or Executive Officer of TangibleData.

     We presently have an audit committee which consists of Alan C. Williamson and Jay Reano, and a compensation committee which consists of Louis F. Coppage, Jay Reano, and Alan C. Williamson.

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

     BRENDA MOLLOY-DE ST. SIMON - CHIEF OPERATIONS OFFICER. Brenda Molloy has a diverse background in technology, business development and management. Ms. Molloy was President & CEO of Walnut Software, a software engineering company based in Boulder, Colorado, from which certain fixed assets and software were acquired by TangibleData during October 2001. Prior to that, Ms. Molloy was a senior manager for American Management Systems, Inc, an industry-leading systems integration corporation, for over 18 years. There she managed multiple large-scale software projects including xDSL, customer care, billing, and data warehousing for major telecommunications providers around the world. She also played key roles in launching and managing the new AMS offices in Germany, The Netherlands, Switzerland, and Israel.

     JOANNE KEYS, CHIEF TECHNICAL OFFICER. Joanne Keys brings over 20 years of experience in software engineering and IT project management. Before joining TangibleData, Ms. Keys was the Chief Operations Officer for Walnut Software. Prior to that, Ms. Keys was Vice President of American Management Systems, Inc., where Keys managed a variety of international telecommunications customer care and billing projects, including a multi-year, $100 million object-oriented development project in Germany with over 300 staff. Ms. Keys also spent 6 years in Antarctica developing information systems for the National Science Foundation.

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

     JAY REANO - DIRECTOR. Mr. Reano has been a Director of TangibleData since February 2002. Since 1989, Mr. Reano has operated his own residential real estate development company and participated in the construction of over 160 units in the Denver area. From 1983 to 1989, he was CFO for an international management company responsible for ten operating units located in seven different countries. He started his career with the tax department of Gulf & Western Industries, Inc. (later acquired by Viacom) which included stints in New York City, Amsterdam and the Bahamas. Mr. Reano has an MBA with a major in taxation from Iona College, a BSBA in Accountancy from the University of Denver and is a certified public accountant.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

     The Company is not currently registered under Section 12 of the Exchange Act, and so our Officers, Directors and 10% or greater shareholders are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2002, and no amounts were paid to any executive officer during the prior two fiscal years.


                                         SUMMARY COMPENSATION TABLE

                                                           Long-Term Compensation
                                                      -------------------------------
                              Annual Compensation             Awards          Payouts
                           ------------------------   ---------------------   -------
                                                                   Securi-
                                                                    ties
                                                                   Underly-
                                             Other                   ing                 All
                                             Annual   Restricted   Options              Other
Name and Principal                           Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary   Bonus   sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------  -----   ------   ----------   --------   -------   -------
Blair Zykan,        2002   $143,000*   0       0          0            0         0        0
President and       2001   $143,000*   0       0          0            0         0        0
Chief Executive
Officer
______________

*  Includes $64,700 which was deferred.


     In March 2000, our subsidiary entered into an Employment Agreement with Blair Zykan, our President, pursuant to which Mr. Zykan is receiving a base annual salary of $143,000. This agreement has been assumed by TangibleData. This agreement is for an initial term of one year, but will automatically be extended by one year terms unless we notify Mr. Zykan at least 90 days prior to the end of any term. Mr. Zykan's base salary is to be reviewed at least annually. In the event that there is a "change in control" of TangibleData, as defined in the agreement, we may be required to pay Mr. Zykan a lump sum equal to two times his base salary. Mr. Zykan has agreed to keep certain information concerning TangibleData confidential, and that so long as he is affiliated with us that he will not compete with us directly or indirectly.

     In April 2000, we entered into an Employment Agreement with Dale Stonedahl, a Director, and the then Director of Engineering, pursuant to which Mr. Stonedahl was receiving a base annual salary of $90,000 based on him devoting 80% of his time to TangibleData. The agreement was for an initial term of one year, and could be automatically extended by one year terms. Mr. Stonedahl has agreed to keep certain information concerning TangibleData confidential. In addition, so long as he is affiliated with us and for a period of 12 months after such affiliation ceases, Mr. Stonedahl has agreed not to compete with us directly or indirectly. In October 2001, Mr. Stonedahl voluntarily terminated his employment contract with the Company. He continues to serve as a Director and he consults with the Company on an as-needed basis.

     Beginning in October 2001, Mr. Zykan and three other officers and key employees agreed to defer approximately $12,000 per month of their combined salaries. Management expect that these salaries will be gradually returned to their full levels as cash flow permits subject to the approval of the Compensation Committee of the Board of Directors.

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

     As of March 31, 2002, there were options outstanding under the Plan to purchase an aggregate of 1,093,000 shares of Common Stock with exercise prices ranging from $0.31 to $1.81 per share.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of June 24, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Dale Stonedahl                       5,594,269             25.7%
6525 Gunpark Drive
Suite 150-239
Boulder, CO  80301

Blair Zykan                          1,357,900              6.2%
8750 East Otero Circle
Englewood, CO  80112

Louis F. Coppage                       250,000 (1)          1.1%
UMI 7350 North Broadway
Denver, CO  80211

Alan C. Williamson                     100,000 (2)          0.5%
7105 LaVista Place
Niwot, CO  80503

Jay Reano                              285,714 (3)          1.3%
4035 South Niagara Way
Denver, CO  80237

Brenda Molloy-de. St. Simon            300,000 (4)          1.4%
500 East 84th Avenue, Suite C-1
Thornton, CO  80229

Joanne Keys                            175,000              0.8%
500 East 84th Avenue, Suite C-1
Thornton, CO  80229

All Directors and Officers           8,062,883             36.5%
as a Group (7 persons)
___________________

(1) Represents 150,000 shares held directly by Louis F. Coppage and 100,000 shares issuable under currently exercisable stock options held by him.

(2) Represents shares issuable under currently exercisable stock options held by Alan Williamson.

(3) Represents 142,857 shares held directly by Mr. Reano and 142,857 shares underlying warrants held by Mr. Reano.

(4)  Includes 125,000 shares held by Ms. de St. Simon's husband.

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

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

EXHIBIT
NUMBER    DESCRIPTION                   LOCATION
-------   -----------                   --------

  3.1     Articles of Incorporation,    Incorporated by reference to Exhibit
          as amended                    3.1 to the Registrant's Report on
                                        Form 10-KSB for the year ended
                                        March 31, 2001

  3.2     Bylaws                        Incorporated by reference to Exhibit
                                        3.2 to the Registrant's Report on
                                        Form 10-KSB for the year ended
                                        March 31, 2001

 10.1     Share Exchange Agreement      Incorporated by reference to
          between Kimbell de Car        Exhibit 10 to the Registrant's
          Corporation and YGCD          Report on Form 8-K dated April 20,
          Assets, Inc.                  2000


 10.2     Lease Agreement with North    Incorporated by reference to
          Valley Tech, LLC              Exhibit 10.2 to the Registrant's
                                        Report on Form 10-KSB for the
                                        year ended March 31, 2001

 10.3     Employment Agreement with     Incorporated by reference to
          Blair Zykan                   Exhibit 10.3 to the Registrant's
                                        Report on Form 10-KSB for the
                                        year ended March 31, 2001

 10.4     Employment Agreement with     Incorporated by reference to
          Dale Stonedahl                Exhibit 10.4 to the Registrant's
                                        Report on Form 10-KSB for the
                                        year ended March 31, 2001

 10.5     Employment Agreement with     Incorporated by reference to
          Louis F. Coppage              Exhibit 10.5 to the Registrant's
                                        Report on Form 10-KSB for the
                                        year ended March 31, 2001

 10.5     2000 Equity Incentive Plan    Incorporated by reference to
                                        Exhibit 10.5 to the Registrant's
                                        Report on Form 10-KSB for the
                                        year ended March 31, 2001

 21       Subsidiaries of the           Filed herewith electronically
          Registrant

     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

                        INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE

Independent Auditor's Report .....................................    F-2

Consolidated Balance Sheet - March 31, 2002 ......................    F-3

Consolidated Statements of Operations - For the Years Ended
March 31, 2002 and 2001 ..........................................    F-4

Consolidated Statements of Stockholders' Equity - For the
Years Ended March 31, 2002 and 2001 ..............................    F-5

Consolidated Statements of Cash Flows - For the Years
Ended March 31, 2002 and 2001 ....................................    F-6

Notes to Consolidated Financial Statements .......................    F-7

                          INDEPENDENT AUDITOR'S REPORT


The Stockholders and Directors
TangibleData, Inc.
Boulder, Colorado


We have audited the accompanying consolidated balance sheet of TangibleData, Inc. and Subsidiary (the "Company") as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TangibleData, Inc. and Subsidiary as of March 31, 2002 and the results of their operations and their cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of March 31, 2002, the Company has incurred losses from operations since inception. This factor, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP

Denver, Colorado
May 24, 2002

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2002

                                   ASSETS

Current Assets:
  Cash and cash equivalents                               $    376,000
  Investments                                                   35,000
  Accounts receivable                                           61,000
  Other receivables                                             13,000
  Receivable - stockholder and director                          6,000
  Inventories                                                   13,000
  Other current assets                                          38,000
                                                          ------------
     Total current assets                                      542,000

Property and Equipment, net of accumulated
  depreciation of $98,000                                      260,000

Capitalized Software, net of accumulated
  amortization of $51,000                                      428,000
                                                          ------------
Total Assets                                              $  1,230,000
                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        $     70,000
  Accrued liabilities                                          116,000
  Current portion of capital leases                             53,000
  Notes payable - related parties                               10,000
                                                          ------------
     Total current liabilities                                 249,000

Capital leases, net of current portion                          12,000

Convertible Note Payable, net of $17,000 discount              113,000

Commitments and Contingencies (Notes 2 and 7)

Stockholders' Equity:
  Common stock, no par value; 50,000,000 shares
   authorized; 21,629,308 shares issued and outstanding     13,118,000
  Accumulated deficit                                      (12,262,000)
                                                          ------------
     Total stockholders' equity                                856,000
                                                          ------------

Total Liabilities and Stockholders' Equity                $  1,230,000
                                                          ============

See accompanying notes to these consolidated financial statements.

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Years Ended
                                                         March 31,
                                                ----------------------------
                                                    2002            2001
                                                ------------    ------------

Net Revenues                                    $    867,000    $     70,000

Operating Expenses:
  Materials, freight, packaging and contract
   production labor                                  533,000          12,000
  Salaries                                           674,000         581,000
  Consulting and employment expenses paid
   with stock and stock options                      206,000         549,000
  Depreciation and amortization                      128,000          47,000
  Research and development cost associated
   with the Company's software                          -            614,000
  Acquisition costs                                     -            175,000
  Other general and administration                   606,000         782,000
                                                ------------    ------------
     Total other operating expenses                2,147,000       2,760,000
                                                ------------    ------------

Loss from Operations:                             (1,280,000)     (2,690,000)

Other Income and (expense):
  Imputed interest on convertible debenture         (113,000)           -
  Interest expense                                   (34,000)        (20,000)
  Other expense                                       (7,000)        (36,000)
  Other income                                         4,000          41,000
                                                ------------    ------------
     Total other income (expense)                   (150,000)        (15,000)
                                                ------------    ------------

Net Loss                                        $ (1,430,000)   $ (2,705,000)
                                                ============    ============

Basic and diluted net loss per share            $       (.09)   $       (.20)
                                                ============    ============

Weighted average shares outstanding               16,544,000      13,450,000
                                                ============    ============





See accompanying notes to these consolidated financial statements.

                        TANGIBLEDATA, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                                     Common Stock           Stock        Accumulated
                                 Shares       Amount     Subscriptions     Deficit        Total
                              ----------   -----------   -------------  ------------   -----------
Balances, April 1, 2000       10,900,439   $ 7,855,000    $ 616,000     $( 8,127,000)  $   344,000

Sale of stock for cash, net
 of offering cost              2,383,050     2,887,000     (616,000)            -        2,271,000
Issuance of shares in reverse
 merger                          516,684          -            -                -             -
Stock issued for services         75,000       139,000         -                -          139,000
Sale of units (each unit
 consists of 2 shares of
 common stock and one warrant
 for $1.00 per unit), net of
 offering cost                   285,000       125,000         -                -          125,000
Stock options issued for
 services                           -          410,000         -                -          410,000
Net loss                            -             -            -          (2,705,000)   (2,705,000)
                              ----------   -----------   -------------  ------------   -----------
Balances, March 31, 2001      14,160,173    11,416,000         -         (10,832,000)      584,000

Sale of stock for cash, net
 of offering cost              1,944,800       340,000         -                -          340,000
Stock issued for services         28,120        23,000         -                -           23,000
Stock issued for software
 development                     167,045        85,000         -                -           85,000
Stock options issued for
 services                           -           28,000         -                -           28,000
Stock issued to employees for
 compensation                    345,000       155,000         -                -          155,000
Acquisition of assets and
 computer software               700,000       140,000         -                -          140,000
Sale of units (each unit
 consists of 5,556 shares of
 common stock and 5,000
 warrants for $1,000 per unit)   555,600       100,000         -                -          100,000
Sale of units (each unit
 consists of 1 share of
 common stock and 1 warrant)   3,428,570       600,000         -                -          600,000
Sale of units (each unit
 consists of 10 shares of
 common stock and 10 warrants
 for $2.50 per unit), net of
 offering costs                  300,000        66,000         -                -           66,000
Discount on convertible note
 attributable to warrant
 and conversion features            -          130,000         -                -          130,000
Accrued salary forgiven by
 officer and director               -           35,000         -                -           35,000
Net loss                            -             -            -          (1,430,000)   (1,430,000)
                              ----------   -----------   -------------  ------------   -----------
Balances, March 31, 2002      21,629,308   $13,118,000   $     -        $(12,262,000)  $   856,000
                              ==========   ===========   =============  ============   ===========

See accompanying notes to these consolidated financial statements.

                       TANGIBLEDATA, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended
                                                          March 31,
                                                ----------------------------
                                                    2002            2001
                                                ------------    ------------
Cash Flows from Operating Activities:
  Net loss                                      $ (1,430,000)   $ (2,705,000)
  Adjustments to reconcile net loss to
   net cash from operating activities:
    Depreciation and amortization                    128,000          47,000
  Imputed interest on convertible debenture          113,000            -
  Loss on abandonment of leasehold
   improvements                                         -             36,000
  Expenses paid with stock and stock options         206,000         549,000
  Accrued salary forgiven by officer and
   director                                           35,000            -
  Changes in operating assets and liabilities:
   (Increase) decrease in restricted cash             43,000         (43,000)
   (Increase) in receivables                         (20,000)        (87,000)
   (Increase) in inventories                          (7,000)         (6,000)
   (Increase) in prepaids                             (6,000)        (31,000)
   Increase (decrease) in accounts payable and
    accrued liabilities                               25,000         (65,000)
                                                ------------    ------------
     Net cash used in operating activities          (913,000)     (2,305,000)

Cash Flows from Investing Activities
  Purchase of property and equipment                 (24,000)       (238,000)
  Capital costs of internal use software            (152,000)       (143,000)
  Purchase of investments                              3,000         (38,000)
                                                ------------    ------------
     Net cash used in investing activities          (173,000)       (419,000)

Cash Flows from Financing Activities
  Repayment of notes and capital lease
   obligations                                       (61,000)        (99,000)
  Net proceeds from stock issuance                 1,106,000       3,148,000
  Proceeds from convertible note                      80,000            -
  Proceeds from notes                                 12,000            -
                                                ------------    ------------
     Net cash provided by financing activities     1,137,000       3,049,000

Net Increase in Cash and Cash Equivalents             51,000         325,000

Cash and Cash Equivalents, beginning of year         325,000            -
                                                ------------    ------------
Cash and Cash Equivalents, end of year          $    376,000    $    325,000
                                                ============    ============
Supplemental Cash Flow Information
  Cash paid for interest                        $     34,000    $     18,000
                                                ============    ============
Property and equipment acquired with
  capital leases                                $     22,000    $    192,000
                                                ============    ============
  Trade payables converted to convertible
   note payable                                 $     50,000    $       -
                                                ============    ============
  Acquisition of assets for stock and
   software development cost paid with stock    $    225,000    $       -
                                                ============    ============

See accompanying notes to these consolidated financial statements.

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies:

     Nature of Operations - TangibleData, Inc. (TDI) was incorporated in Colorado in January 2000. Its wholly-owned subsidiary, YGCD Assets, Inc.
(YGCD) is a dormant company with no net assets or operations. Collectively these entities are referred to as the Company. The Company provides user-driven e-content publishing and delivery solutions for business and consumer markets.

     During the year ended March 31, 2002, the Company completed its development of software and exited the developmental stage company status as it generated substantive revenue from operations.

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

     Revenue Recognition - Revenue is recognized for fulfillment and publication services upon shipment of the product to the end users. Revenue for storage services will be recognized over the life of the storage contract. The Company does not currently have any storage contracts.

     Research and Development Costs - Research and development costs are charged to operations in the period incurred.

     Software Development - The Company incurs costs for computer software development for enhancing and maintaining its computer system and to provide "on-line" services to its customers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceased capitalization of development costs in 2002 as the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of three to five years. Costs associated with major enhancements that result in additional functionality will be capitalized. Maintenance and routine upgrades are expensed in operations.

     Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the carrying value of property and equipment or other long-lived assets may be impaired, an evaluation of recoverability of net carrying costs will be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset will be compared to the asset's carrying amount to determine if a write-down to estimated fair value is required. To date no such impairments have been required.

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentration of Credit Risks - The Company currently has a concentration of credit risk as all of its sales related to the duplication of compact discs. The Company currently has a limited number of customers, and its receivables are from a limited number of companies. For the year ended March 31, 2002, 56% of the Company's sales were to one customer. The company also purchased a significant portion of its inventory and material from one vendor. The Company believes that there are a sufficient number of other suppliers from which inventory and material could be purchased from to prevent any long-term adverse consequences from the loss of a single supplier.

     Financial Instruments - The carrying amount of receivables, accounts payable, line-of-credit, capital leases, and accrued liabilities and notes payable approximate fair value due to their short maturities or interest rates that approximate market.

     Earnings Per Share - Net loss per common share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS No. 128, basic EPS excludes dilution for potential common shares and is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. As a result of losses, diluted EPS is the same as basic EPS as the effect of all potential common stock is anti-dilutive.

     Options to purchase 1,093,000 shares of common stock, and warrants to purchase 4,369,436 shares of common stock were outstanding at March 31, 2002. As discussed above, due to the net loss, the options and warrants are anti-dilutive.

     Investments - Investments consist of short-term certificates of deposits and are classified as held to maturity.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the determination of the fair value of the Company's stock, which was used for the calculation of expense for shares issued to employees and consultants, and the impairment analysis for internal use software and property and equipment.

     New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including
(1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than April 1, 2003, as required. The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operation, or cash flow.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

     In April 2002, the FASB approved SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections. SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under FAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002.

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company had losses since inception. Additionally, the funds raised from private placements may not be sufficient to fund the Company's business plan for the entire year.

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

     The Company has continued to establish distribution channels for its services through online and offline relationships. These plans should enable the Company to access a partner's customer bases with nominal expense. The Company is also actively pursuing additional equity financing which will enable it to continue its accelerated development plan.

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

3.   Share Purchase Agreement and Reverse Acquisition with TangibleData, Inc.
(TDI) (Formerly Kimbell Decar Corporation):

     During the year ended March 31, 2001, the Company completed a reverse merger with TDI. For financial statement purposes, the Company is considered the acquiring company, and this transaction has been treated as a purchase by the Company of TDI. For legal purposes, however, TDI is the surviving entity. The stockholders of the Company received 12,125,989 shares of common stock of TDI in the exchange, which represented approximately 96% of the combined entity on the merger date. The net assets of TDI acquired in the merger were recorded at their net historical recorded value, which approximated their fair value. As TDI had no fixed assets and no operations, the costs of the acquisition were expensed as incurred. As part of the acquisition, the Company paid a stockholder of TDI $200,000, (which was expensed) for his ownership of 2,400,000 shares of TDI. These shares were then retired.

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Acquisition of Assets:

     During October of 2001, the Company issued 700,000 shares of its common stock in connection with the Company's purchase of certain assets and computer software. The stock was valued at $.20 per share based on concurrent and recent private placements of stock by the Company for a total purchase price of $140,000. The purchase price was allocated to the assets as follows:

         Furniture and fixtures                     $     10,000
         Computer equipment                               18,000
         Office equipment                                  1,000
         Software                                         11,000
         Capitalized software                            100,000
                                                    ------------
                                                    $    140,000
                                                    ============

5.   Property and Equipment:

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

     At March 31, 2002 property plant and equipment consists of the following:

         Manufacturing equipment                    $     91,000
         Computer equipment                              148,000
         Software                                         13,000
         Office equipment                                 14,000
         Leasehold improvements                           59,000
         Furniture and fixtures                           33,000
                                                    ------------
                                                         358,000
         Less accumulated depreciation                   (98,000)
                                                    ------------
                                                    $    260,000
                                                    ============

     The Company also has $428,000 of net costs capitalized from software development. Included in this amount is $85,000 of costs that were paid for by the issuance of 167,045 shares of stock in 2002.

     Depreciation and amortization expense for the years ended March 31, 2002 and March 31, 2001 was $128,000 and $47,000, respectively.

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Stockholders' Equity:

     In December 2001, the Company sold 100 units to one accredited investor for $100,000. Each unit consisted of 5,556 shares of common stock and 5,000 warrants. Each warrant was exercisable at $.20 until February 4, 2002, at which time they expired. Upon exercise, each warrant entitles the holder to one share of common stock and five additional warrants which are exercisable at $.19 until August 4, 2002. During 2002, the Company also sold 30,000 units at $2.50 per unit in cash. Each unit consisted of ten shares of common stock and ten warrants. Each warrant is exercisable at $.25 until January 1, 2004.

     Also, in February 2002, the Company sold 3,428,570 units, each unit consisting of one share of its common stock and one warrant to purchase one share of common stock at $.175 per share, to six accredited investors at $.175 per unit for a total of $600,000 in cash.

     During the year ended March 31, 2002, the Company issued 28,120 shares of common stock for services rendered to the Company. The shares were valued at the current market price on the date of issuance and consequently the Company recognized $23,000 of expense.

     During November of 2001, the Company agreed to issue a total of 475,000 shares of its common stock to three employees as payment for services rendered and to be rendered. Of this amount, 345,000 shares are vested at March 31, 2002 and the remaining 130,000 shares will vest in April 2002 if the employees continue to be employed by the Company. The Company recognized $155,000 of expense for the vested portion for the stock issued in 2002.

     During the year ended March 31, 2002, the Company issued 700,000 shares of common stock valued at $140,000 for the acquisition of assets (see Note 4), and also issued 167,045 shares valued at $85,000 to a vendor for software development services.

     TangibleData has an equity incentive plan which provides for the issuance of qualified and non-qualified stock options, restricted stock awards, stock appreciation rights, stock bonuses and other stock grants to certain key employees of the Company and certain consultants. The plan will terminate on April 20, 2010. Under the plan, the number of shares in the aggregate authorized for issuance shall not exceed 2,000,000. Shares authorized for issuance can only increase by approval of the Board and shareholders of the Company. As of March 31, 2002, approximately 1,847,000 shares remain available under the plan.

     During the year ended March 31, 2001, the Company issued 75,000 shares of common stock for services rendered to the Company. The shares were valued at the current market price on the date of issuance and consequently the company recognized $139,000 of expense.

     In March of 2001, the Company sold 142,500 units to one accredited investor for $142,500. Each unit consisted of 2 shares of common stock and 1 warrant. Each warrant is exercisable at $1.25 until September 2002.

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the incentive stock option activity for the years ended March 31, 2002 and 2001:

                                                         Weighted
                                      Number of           Average
                                       Options         Exercise Price
                                      ---------        --------------
Outstanding, March 31, 2000                  -            $    -
  Issued to employees                   16,000              1.19
                                       -------            ------

Outstanding, March 31, 2001             16,000              1.19
  Issued to employees                  153,000               .37
  Cancelled                            (16,000)             1.19
                                       -------            ------
Outstanding, March 31, 2002            153,000            $  .37
                                       =======            ======

     All of the above options expire in 2007, and vest as follows:

                                                         Weighted
                                      Number of           Average
                                       Options         Exercise Price
                                      ---------        --------------
Vested at March 31, 2002                 2,667            $  .39
2003                                    51,000               .37
2004                                    51,000               .37
2005                                    48,333               .37
                                       -------            ------
                                       153,000            $  .37
                                       =======            ======

     The following table summarizes activity for non-qualified options for the years ended March 31, 2002 and 2001:

                                                         Weighted
                                      Number of           Average
                                       Options         Exercise Price
                                      ---------        --------------
Outstanding, March 31, 2000                  -             $   -
 Issued to employees and directors     850,000              1.19
 Issued to consultants and non-
  employees                            415,000              1.81
  Cancelled                           (200,000)             1.19
                                     ---------             -----
Outstanding, March 31, 2001          1,065,000             $1.34
  Issued to employees and directors    800,000               .37
  Issued to consultants and non-
   employees                            75,000               .40
  Cancelled                         (1,000,000)             1.11
                                     ---------             -----
Outstanding, March 31, 2002            940,000             $ .66
                                     =========             =====

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     All of the above options expire in 2007 and vest as follows:

                                                         Weighted
                                      Number of           Average
                                       Options         Exercise Price
                                      ---------        --------------
Vested at March 31, 2002                696,667           $  .50
2003                                    121,667             1.12
2004                                    121,666             1.12
                                      ---------           ------
                                        940,000           $  .66
                                      =========           ======


     All options were granted with an exercise price equal to the market price. The weighted average fair value of the options granted was $0.63 and $0.98 for years ended March 31, 2002 and 2001, respectively.
The above tables do not include the warrants issued in conjunction with the unit sales described in this note, nor do they include warrants to purchase 242,500 shares with an exercise price of $1.25 and an expiration date in 2003 which were issued to the stockholders as part of a unit in the Company's private placement in prior years.

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

                                               2002            2001
                                           ------------     -----------

     Net loss - as reported                $(1,430,000)     $(2,705,000)
     Net loss - pro forma                   (1,523,000)      (2,808,000)
     Loss per share - as reported          $      (.09)     $      (.20)
     Loss per share - pro forma                   (.09)            (.21)

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               2002            2001
                                           ------------     -----------

      Risk-free interest                    3.7% - 5.1%         6%
      Expected life                           5 years         5 years
      Expected volatility range             141%   164%        127%
      Expected dividend                        $-0-            $-0-

7.   Commitments:

     Office Lease - The Company leases an office space under a noncancellable operating lease. Total rental expense was $167,000 and $148,000 for the periods ending March 31, 2002 and 2001, respectively. Future minimum payments under the office lease are as follows:

     For the Years Ending
           March 31,
     --------------------

            2003                                $     156,000
            2004                                      160,000
            2005                                      164,000
            2006                                      167,000
            2007                                      167,000
         Thereafter                                   613,000
                                                -------------
                                                $   1,427,000
                                                =============

     The Company remains contingently liable for approximately $85,000 per year through 2005 for sub-leased office space. These amounts are not included in the above table.

     The Company has a remaining commitment of $53,000 in 2003 and $12,000 in 2004 for capital leases for computer equipment. The net book value of computer equipment leased under these capital leases was approximately $54,000 at March 31, 2002.

     Rent expense is reflected on a straight-line basis over the term of the lease for all leases containing step-ups in base rent. An obligation representing pro-rata future payments (which totaled $28,000 as of March 31, 2002) has been reflected in the accompanying balance sheet.

     Employment Agreement   The Company has entered into employment
agreements, which can be terminated only for cause, with the CEO and one of the founders of the Company. During the year ended March 31, 2002, the

                       TANGIBLEDATA, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employment agreement with the Company founder was terminated. The term of the agreement for the CEO is one year, with an automatic one year extension, beginning in March 2000. The aggregate commitment as of March 31, 2002 for future salaries, excluding bonuses, is approximately $164,000. The CEO and the founder had agreed to defer part of their compensation, which totaled approximately $65,000 at March 31, 2002.

8.   Income Taxes:

     Long-term deferred tax assets (liabilities) consist of the following:

     Tax effect of net operating loss carryforwards       $   1,409,000
     Organizational costs                                         5,000
     Purchased research and development                          23,000
     Stock option compensation                                  162,000
     Other                                                       (7,000)
     Property and equipment and capitalized software           (145,000)
                                                          -------------
                                                              1,447,000
     Less valuation allowance                                (1,447,000)
                                                          -------------
     Net tax asset                                        $        -
                                                          =============


     The Company has net operating loss carryforwards (NOL's) of approximately $3,800,000, which will expire in the years 2020 to 2022. These NOL's may be subject to limitation based on IRS code section 382 relating to changes in control of the Company.

     The actual income tax expense (benefit) differs from the expected tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% as follows:

                                            For the Year Ended     For the Year Ended
                                              March 31, 2002         March 31, 2001
                                          ----------------------  ---------------------
                                            %         Amount        %         Amount
                                          ------     ---------    ------    ---------
Computed (expected) tax expense
 (benefit)                                 (34%)     $(486,000)    (34%)    $(915,000)
State income taxes, net of Federal
 income tax benefit                        (3.1%)      (44,000)   (3.1%)      (83,000)
Non-deductible expense                      3.4%        49,000     2.2%        60,000
Valuation allowance                        33.7%       481,000    34.9%       938,000
Net tax expense (benefit)                  -----     ---------    -----     ---------
                                             -       $    -         -       $    -
                                           =====     =========    ======    =========

                                     F-16

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TANGIBLEDATA, INC.


Dated:  June 28, 2002               By:/s/ Blair Zykan
                                       Blair Zykan, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Capacity                  Date



/s/ Blair Zykan                   President, Chief           June 28, 2002
Blair Zykan                       Executive Officer
                                  and Director
                                  (Principal Financial
                                  and Accounting
                                  Officer)


/s/ Dale Stonedahl                Director                   June 28, 2002
Dale Stonedahl



/s/ Dale Stonedahl                Secretary and Chief        June 28, 2002
Brenda Molloy-de St. Simon        Operating Officer



/s/ Louis F. Coppage              Director                   June 28, 2002
Louis F. Coppage



/s/ Alan Williamson               Director                   June 28, 2002
Alan Williamson



/s/ Jay Reano                     Director                   June 28, 2002
Jay Reano