Form 10QSB
period 2002-06-30
TANGIBLEDATA INC
filed 2002-08-14
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2002



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

                            Yes X             No___

As of July 31, 2002, the Registrant had 21,759,308 shares of its no par value common stock outstanding.










                                TANGIBLEDATA, INC.


                           Form 10-QSB Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of June 30, 2002 ............................     3

  Statements of Operations for the three months ended
  June 30, 2002, and June 30, 2001 .............................     4

  Statements of Cash Flows for the three months ended
  June 30, 2002, and June 30, 2001 .............................     5

  Notes to Consolidated Condensed Financial Statements .........     6

Item 2 - Management's Discussion and Analysis and Results
         of Operations .........................................     7

Part II - Other Information ....................................     8

Signatures .....................................................     10

                              TANGIBLEDATA, INC.


                                 BALANCE SHEET
                                  (UNAUDITED)
                                                       As Of
                                                    June 30, 2002
                                                 -----------------
  ASSETS

Current Assets:
  Cash                                               $   152,000
  Certificates of deposit and restricted cash             35,000
  Accounts receivable                                     72,000
  Other receivables                                       13,000
  Receivables - related party                              1,000
  Inventory                                                9,000
  Prepaids                                                24,000
                                                     -----------
     Total current assets                                306,000

Property and Equipment, net of $112,000
  accumulated depreciation                               237,000
Capitalized internal use software, net of
  accumulated amortization of $91,000                    388,000
                                                     -----------

Total Assets                                         $   931,000
                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $   123,000
  Accrued liabilities                                    140,000
  Current portion of capital leases                       47,000
                                                     -----------
     Total current liabilities                           310,000

Convertible Debenture                                    130,000
Long-term Capital Leases, net of current portion           6,000

Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 21,759,308 shares
   issued and outstanding at June 30, 2001            13,166,000
  Accumulated Deficit                                (12,681,000)
                                                     -----------
     Total stockholders' equity                          485,000
                                                     -----------
     Total Liabilities and Stockholders' Equity      $   931,000
                                                     ===========
See accompanying notes to these financial statements.

                               TANGIBLEDATA, INC.


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            For the Three Months Ended


                                June 30, 2002        June 30,2001
                               -----------------   -----------------
Revenues                          $  190,000             69,000


Operating Expenses:
  Materials, freight, packaging
    and contract labor               108,000             31,000
  Salaries                           263,000            173,000
Expenses paid with
   stock and stock options            48,000               -
  Research and development costs        -                15,000
  Depreciation                        60,000             29,000
  Acquisition costs                     -                  -
  Other general and
     administrative costs             99,000             96,000
                                  ----------         ----------

     Total operating
      expenses                       578,000            344,000
                                  ----------         ----------
Loss From Operations                (388,000)          (275,000)

Other Income and (Expense)
  Interest and other expense         (30,000)            (9,000)
  Other income                         1,000              3,000
                                  ----------         ----------
Total Other Income and (Expense)     (29,000)            (6,000)

Net Loss                          $ (417,000)          (281,000)
                                  ==========         ==========
Basic and Diluted Loss
  Per Share                             (.02)              (.02)

Weighted Average Shares
  Outstanding                     21,723,594         14,385,448
                                  ==========        ===========







See accompanying notes to these financial statements.

                              TANGIBLEDATA, INC.

                           STATEMENTS OF CASH FLOWS
                          For the Three Months Ended
                                 (UNAUDITED)

                                                   June 30, 2002        June 30, 2001
                                                ------------------   ------------------
Cash Flows from Operating Activities:
  Net loss                                         $ (417,000)          $   (281,000)
  Depreciation and amortization                        60,000                 28,000
  Loss on sale of fixed assets                          3,000                   -
  Loss on abandonment of leasehold improvements          -                      -
  Expenses paid with stock and stock options           48,000                   -
  Imputed Interest on Convertible Debt                 16,000                   -
  Expenses paid with notes                               -                      -
  Adjustments to reconcile net loss to net cash
   from operating activities:
    Changes in operating assets (Increase)/Decrease:
     Restricted cash                                     -                   (16,000)
     Receivables                                      (11,000)               (10,000)
     Receivables - related parties                      5,000                   -
     Inventories                                        4,000                 (1,000)
     Prepaids and other                                14,000                   -
     Deferred offering cost                              -                      -
    Increase (decrease) in accounts payable and
     accrued liabilities                               69,000               (123,000)
                                                   ----------            -----------
     Net cash used in operating activities           (209,000)              (403,000)

Cash Flows from Investing Activities
 Purchase of property and equipment                    (1,000)               (21,000)
 Sale of property and equipment                         1,000                   -
 Capital costs of internal use software                  -                   (66,000)
 Purchase of investments                                 -                      -
                                                   ----------           ------------
     Net cash used in investing activities               -                   (87,000)

Cash Flows from Financing Activities
 Repayment of notes and capital lease obligations    (15,000)                (26,000)
 Proceeds from issuance of Convertible
    Debenture                                           -                       -
 Proceeds from Notes Payable                            -                       -
 Net proceeds from stock issuance                       -                    230,000
                                                  ----------            ------------
     Net cash provided by financing activities       (15,000)                204,000

Net (Decrease) Increase in Cash and Cash
  Equivalents                                       (224,000)               (286,000)
Cash and Cash Equivalents, beginning
 of period                                           376,000                 325,000
                                                  ----------            ------------
Cash and Cash Equivalents, end of period          $  152,000            $     39,000
                                                  ==========            ============
Supplemental Cash Flow Information
 Cash paid for interest                           $     -               $      8,000
                                                  ==========            ============
Property and equipment acquired with
 capital leases                                   $     -               $     22,000
                                                  ==========            ============



See accompanying notes to these consolidated financial statements.

                              TANGIBLEDATA, INC.


             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our 10-KSB for the period ended March 31, 2002. In our opinion, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

The accounting policies we followed are set forth in Note 1 to our financial statements included in our 10-KSB for the period ended March 31, 2002. These financial statements should be read in conjunction with the financial statements and notes included in the 10-KSB.

Note 2 - Stockholders' Equity

During October 2001, a convertible debenture was issued for $80,000 cash and the conversion of a $50,000 note payable. The debenture was convertible until April 23, 2002 at $.20 per share and is due on October 23, 2004. In accordance with required accounting guidance, a discount of $130,000 was originally recorded on the debenture to reflect the value conversion feature being below the quoted market price of the stock on the day of issuance. This discount was amortized as additional interest expense over the term of the conversion period.

                                   ITEM 2

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in our industry or in our operations or business, and any or all of these factors may affect our
ability to achieve our projected sales growth.   Forward-looking information
provided by TangibleData should be evaluated in the context of these factors.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

     During the three months ended June 30, 2002, the Company had revenue of $190,000 compared with $69,000 during the three months ended June 30, 2001.

     The revenue increase over the previous year reflects the Company's progress in developing its operations. However, there was a revenue decrease from the prior quarter ended March 31, 2002. This decrease is a direct result of the decline in orders from the Company's largest customer due to the customer's well-publicized merger with another large computer manufacturer.

     Materials, freight, packaging and contract labor for the three months ended June 30, 2002 was $108,000 (56.7% of total sales) compared to $31,000 (44.9% of total sales) for the three months ended June 30, 2001. Due to the low level of sales in the prior year, the amount for the prior year is not representative of what is to be expected in the future.

     Salaries for the three months ended June 30, 2002 were $263,000 compared to $173,000 for the three months ended June 30, 2001. The reason for the increase was the increase in the number of employees. The number of employees increased from 8 as of June 30, 2001 to 12 as of June 30, 2002.

     Expenses paid with stock and stock options for the three months ended June 30, 2002 was $48,000 compared to no such expenses for the three months ended June 30, 2001.

     Depreciation for the three months ended June 30, 2002 was $60,000 compared to $29,000 for the three months ended June 30, 2001. The depreciation increased due to the increase in equipment owned by the Company.

     Interest and other expense for the three months ended June 30, 2002 was $30,000 compared to $9,000 for the three months ended June 30, 2001. The increase was due to the increased level of debt and the amortization of the convertible debt discount.


                                      7
LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $(4,000) at June 30, 2002. The decrease in working capital during the three months ended June 30, 2002, was primarily due to the net loss of $417,000.

     Cash used in operating activities was $209,000 for the three months ended June 30, 2002 compared to $403,000 during the three months ended June 30, 2001. The primary reason for the cash used in operating activities during the three months ended June 30, 2002 was the $417,000 net loss. The biggest reasons for the decrease from the prior year were the increase in accounts payable and accrued liabilities of $69,000 in the most recent three months compared to a decrease in accounts payable of $123,000 during the prior year and during the most recent three months $48,000 of the expenses were paid with stock and stock options.

     There was no cash used in investing activities during the three months ended June 30, 2002 compared with $87,000 for the three months ended June 30, 2001.

     Cash used in financing activities was $15,000 during the three months ended June 30, 2002 compared to cash provided in financing activities of $204,000 during the three months ended June 30, 2001. During the most recent three months the Company repaid a note for $15,000 and during the comparable three month period in the prior year the Company received $230,000 from the sale of stock.

     We have had losses since inception and due to our inability to raise a desired level of financing, we have reached a point where our financial situation is becoming critical. We are pursuing these strategies to improve our financial condition: (1) we are continuing to execute our business plan with the goal of increasing revenues; (2) we are attempting to raise additional equity financing; and (3) we are pursuing a strategic partner which would acquire part or all of the Company. We are in discussions with several potential partners which have shown an interest in doing an acquisition, but there is no assurance that we will be able to complete a transaction.

     If we aren't able to raise additional financing or sign a definitive agreement to sell some or all of the Company within the next two to four weeks, we will most likely be forced to shut down our operations, lay off most of our employees and vacate our current office space.


















                                          8

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

                                     TANGIBLEDATA, INC.




Dated: August 14, 2002               By:/s/ Blair Zykan
                                        Blair Zykan, President & CEO



                 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                   PRESIDENT AND CHIEF FINANCIAL OFFICER OF
                               TANGIBLEDATA, INC.
                    PURSUANT TO 18 U.S.C. SECTION 1350


     We certify that, to the best of our knowledge and belief, the Quarterly Report on Form10Q-SB of TangibleData, Inc. for the period ending June 30, 2002:

      (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of TangibleData, Inc.



/s/ Blair Zykan
Blair Zykan, President, CEO and CFO