Form 10QSB
period 2002-09-30
TDI HOLDING CORP
filed 2002-11-19
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002


                      Commission File Number: 033-07075-LA



                              TDI HOLDING CORPORATION
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


             8750 East Otero Circle, Centennial, Colorado 80112
         ------------------------------------------------------------
         (Address of principal executive offices including zip code)


                              (303) 289-4777
                         ---------------------------
                         (Issuer's telephone number)

                              TangibleData, Inc.
             500 East 84th Avenue, Suite C-1, Thornton, Colorado 80229
             ---------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed  since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of November 19, 2002, the Registrant had 21,938,308 shares of its no par value common stock outstanding.





                             TDI HOLDING CORPORATION


                           Form 10-QSB Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of September 30, 2002 ........................     3

  Statements of Operations for the three and six months ended
  September 30, 2002 and September 30, 2001 .....................     4

  Statements of Cash Flows for the six months ended
  September 30, 2002 and September 30, 2001 .....................     6

  Notes to Consolidated Condensed Financial Statements ..........     7

Item 2 - Management's Discussion and Analysis and Results
         of Operations ..........................................     8

Item 3 - Controls and Procedures ................................    11

Part II - Other Information .....................................    12

Signatures ......................................................    13

Certifications ..................................................    13

                            TDI HOLDING CORPORATION

                                 BALANCE SHEET
                                  (UNAUDITED)
                                                       As Of
                                                 September 30, 2002
                                                 ------------------
  ASSETS

Current Assets:
  Cash                                               $    45,000
  Certificates of deposit and restricted cash             15,000
  Accounts receivable                                     29,000
  Other receivables                                       12,000
  Receivables - related party                              1,000
  Prepaids                                                15,000
                                                     -----------
     Total current assets                                117,000

Total Assets                                         $   117,000
                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $   146,000
  Accrued liabilities                                    239,000
                                                     -----------
     Total current liabilities                           385,000

Convertible Debenture                                    130,000

Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 2,938,308 shares
   issued and outstanding at September 30, 2002       13,193,000
  Accumulated Deficit                                (13,591,000)
                                                     -----------
     Total stockholders' deficit                        (398,000)
                                                     -----------
     Total Liabilities and Stockholders' Equity      $   117,000
                                                     ===========
See accompanying notes to these financial statements.

                             TDI HOLDING CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            For the Three Months Ended


                                 Sept. 30, 2002     Sept. 30,2001
                               -----------------   -----------------

Revenues                          $  111,000            132,000


Operating Expenses:
  Materials, freight, packaging
    and contract labor                75,000             92,000
  Salaries                           117,000            185,000
Expenses paid with
   stock and stock options            27,000               -
  Research and development costs        -                 9,000
  Depreciation                        60,000              5,000
  Acquisition costs                     -                  -
  Other general and
     administrative costs            235,000            121,000
  Loss on disposal of assets         521,000               -
                                  ----------         ----------

     Total operating
      expenses                     1,035,000            412,000
                                  ----------         ----------
Loss From Operations                (924,000)          (280,000)

Other Income and (Expense)
  Interest and other expense          (1,000)           (10,000)
  Other income                        15,000             (1,000)
                                  ----------         ----------
Total Other Income and (Expense)      14,000            (11,000)

Net Loss                          $ (910,000)          (291,000)
                                  ==========         ==========
Basic and Diluted Loss
  Per Share                             (.04)              (.02)

Weighted Average Shares
  Outstanding                     21,920,797         15,697,792
                                  ==========        ===========






See accompanying notes to these financial statements.

                            TDI HOLDING CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            For the Six Months Ended




                                 Sept. 30, 2002     Sept. 30,2001
                               -----------------   -----------------

Revenues                         $   301,000         $  201,000


Operating Expenses:
  Materials, freight, packaging
    and contract labor               182,000            143,000
  Salaries                           380,000            345,000
Expenses paid with
   stock and stock options            75,000               -
  Research and development costs        -                24,000
  Depreciation                       120,000             53,000
  Acquisition costs                     -                  -
  Other general and
     administrative costs            332,000            191,000
  Loss on disposal of assets         523,000               -
                                 -----------         ----------

     Total operating
      expenses                     1,612,000            756,000
                                 -----------         ----------
Loss From Operations              (1,311,000)          (555,000)

Other Income and (Expense)
  Interest and other expense         (29,000)           (19,000)
  Other income                        13,000              2,000
                                 -----------         ----------
Total Other Income and (Expense)     (16,000)           (17,000)

Net Loss                         $(1,327,000)          (572,000)
                                 ===========         ==========
Basic and Diluted Loss
  Per Share                             (.06)              (.04)

Weighted Average Shares
  Outstanding                     21,920,797         15,060,329
                                  ==========        ===========











See accompanying notes to these financial statements.

                           TDI HOLDING CORPORATION

                           STATEMENTS OF CASH FLOWS
                           For the Six Months Ended
                                 (UNAUDITED)

                                                  Sept. 30, 2002       Sept. 30, 2001
                                                ------------------   ------------------
Cash Flows from Operating Activities:
  Net loss                                         $(1,327,000)         $(  572,000)
  Depreciation and amortization                        120,000               53,000
  Loss on sale of fixed assets                           3,000                 -
  Loss on abandonment of leasehold improvements        520,000                -
  Expenses paid with stock and stock options            75,000                 -
  Imputed Interest on Convertible Debt                  16,000                 -
  Adjustments to reconcile net loss to net cash
   from operating activities:
    Changes in operating assets (Increase)/Decrease:
     Restricted cash                                    20,000               (6,000)
     Receivables                                        33,000              (59,000)
     Receivables - related parties                       5,000                 -
     Inventories                                         6,000               (6,000)
     Prepaids and other                                 23,000              (17,000)
     Deferred offering cost                               -                    -
    Increase (decrease) in accounts payable and
     accrued liabilities                               198,000              107,000
                                                   -----------          -----------
     Net cash used in operating activities         $  (308,000)         $  (500,000)

Cash Flows from Investing Activities
 Purchase of property and equipment                     (1,000)             (24,000)
 Sale of property and equipment                          1,000                 -
 Capital costs of internal use software                   -                (101,000)
                                                   -----------          -----------
     Net cash used in investing activities                -                (125,000)

Cash Flows from Financing Activities
 Repayment of notes and capital lease obligations      (23,000)             (52,000)
 Net proceeds from stock issuance                         -                 353,000
                                                   -----------          -----------
     Net cash provided by financing activities         (23,000)             301,000

Net (Decrease) Increase in Cash and Cash
  Equivalents                                         (331,000)            (324,000)
Cash and Cash Equivalents, beginning
 of period                                             376,000              325,000
                                                   -----------          -----------
Cash and Cash Equivalents, end of period           $    45,000          $     1,000
                                                   ===========          ===========
Supplemental Cash Flow Information
 Cash paid for interest                            $    19,000          $    19,000
                                                   ===========          ===========
Property and equipment acquired with
 capital leases                                    $      -             $    22,000
                                                   ===========          ===========









See accompanying notes to these consolidated financial statements.

                            TDI HOLDING CORPORATION

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

Note 2 - Going Concern on Loss Accrual on Subsequent Sale of Assets

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception, the Company has realized significant losses and as of September 30 has a working capital deficiency and stockholder's deficiency.

Furthermore, in October 2002, the Company sold its primary assets for an amount to be paid based on future profits, if any, of the assets sold. These conditions raise substantial doubt as to the ability of the Company to continue operations as a going concern. The financials, other than a loss of $521,000 recorded on the proposed sale, do not include any other adjustments should the Company be unable to continue operations as a going concern.

The purchase price for the assets will be determined by the operating profit of the business sold to the Buyer, which will be operated as a separate branch of the Buyer. The purchase price will be equal to 30% of the operating profit of the branch during the 60 month period following the closing, up to a maximum of $3.5 million. The purchase price will be calculated for each 12-month period following the closing, except that the first period will be shorter and will end on August 23, 2003. The portion of the purchase price will be calculated for each such period on a "stand alone" basis, and any losses that occur in periods before or after the period being calculated will not be offset against the period being calculated. The Company will not be required to pay the Buyer anything for any periods in which an operating loss is recorded.

Note 3 - Note Payable - Related Party

The Company has agreed to pay Louis F. Coppage, a Director of the Company, a fee for his services in connection with the sale of assets upon receipt of payments from the Buyer. Mr. Coppage will receive 5% of the first $1 million; 4% of the second $1 million; 3% of the third $1 million; and 2% of the last $500,000. If the Company receives the maximum of $3.5 million, Mr. Coppage will receive a total fee of $130,000.

On September 20, 2002, the Board approved a proposed $50,000 Promissory Note and Security Agreement with HPI Services, which is affiliated with Jay Reano, a Director of the Corporation. The funds from the note are to be used to pay outstanding liabilities and to pay future operating costs.

The Note provides for an interest rate of 30% per annum prior to maturity and 40% thereafter; that the loan will become due upon receipt of payments received by the Corporation under its Purchase and Sale Agreement with Willette Acquisition Corp. or September 6, 2005; that a prepayment penalty will apply if paid prior to September 6, 2004; $2,000 of the loan proceeds will be withheld by HPI Services, Inc. to reimburse it for legal fees; and that it will be secured by the Purchase and Sale Agreement with Willette Acquisition Corp. and the proceeds from the Agreement.

During the period ended September 30, 2002, the Company did not receive any proceeds from the note. Subsequent to September 30, 2002, the Company received $19,416.69, which it applied to outstanding liabilities.

Note 4- Lease Contingency

In connection with the sale of the Company's primary assets, the Company vacated its operating lease. The landlord commenced legal action for $38,000 for past rent and unspecified amount for future rent. Total future rental payments are approximately $1,350,000. The Company believes the lease provides for early termination and is attempting to settle this dispute for approximately $155,000, which has been accrued as of September 30, 2002.

Note 5 - Stockholders' Equity

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

     During the three months ended September 30, 2002, the Company had revenue of $111,000 compared with $132,000 during the three months ended September 30, 2001.

     The revenue decrease is a direct result of the decline in orders from the Company's largest customer due to the customer's well-publicized merger with another large computer manufacturer, and the transfer of operations to Allied Vaughn.

     Materials, freight, packaging and contract labor for the three months ended September 30, 2002 was $75,000 (67.6% of total sales) compared to $92,000 (69.7% of total sales) for the three months ended September 30, 2001.

     Salaries for the three months ended September 30, 2002 were $117,000 compared to $185,000 for the three months ended September 30, 2001. The decrease was due to a decrease in the number of employees during the current period and the transfer of employees to Allied Vaughn.

     Depreciation for the three months ended September 30, 2002 was $60,000 compared to $5,000 for the three months ended September 30, 2001. The depreciation increased due to the increase in equipment owned by the Company.

     Other income and expense for the three months ended September 30, 2002 was $14,000 compared to $(11,000) for the three months ended September 30, 2001. The increase was due primarily to the receipt of other income in the current period.

     SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2001

     During the six months ended September 30, 2002, the Company had revenue of $301,000 compared with $201,000 during the six months ended September 30, 2001.

     The revenue increase over the previous year reflects the Company's progress in developing its operations. However, there was a revenue decrease from the quarter ended June 30, 2002 to the quarter ended September 30, 2002. This decrease is a direct result of the decline in orders from the Company's largest customer due to the customer's well-publicized merger with another large computer manufacturer.

     Materials, freight, packaging and contract labor for the six months ended September 30, 2002 was $182,000 (60.5% of total sales) compared to $143,000 (71.1% of total sales) for the six months ended September 30, 2001, due to the low level of sales in the prior year.

     Salaries for the six months ended September 30, 2002 were $380,000 compared to $345,000 for the six months ended September 30, 2001. The reason for the increase was the increase in the number of employees during the current period.

     Expenses paid with stock and stock options for the six months ended September 30, 2002 was $75,000 compared to no such expenses for the six months ended September 30, 2001.

     Depreciation for the six months ended September 30, 2002 was $120,000 compared to $53,000 for the six months ended September 30, 2001. The depreciation increased due to the increase in equipment owned by the Company.

     Interest and other expense for the six months ended September 30, 2002 was $16,000 compared to $17,000 for the six months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $268,000 at September 30, 2002. The decrease in working capital during the six months ended September 30, 2002, was primarily due to the net loss of $(910,000).

     Cash used in operating activities was $308,000 for the six months ended September 30, 2002 compared to $500,000 during the six months ended September 30, 2001. The primary reason for the cash used in operating activities during the six months ended September 30, 2002 was the $1,327,000 net loss. The biggest reasons for the decrease from the prior year were the increase in accounts payable and accrued liabilities of $198,000 in the most recent six months compared to an increase in accounts payable of $107,000 during the prior year.

     There was no cash used in investing activities during the six months ended September 30, 2002 compared with $125,000 for the six months ended September 30, 2001.

     Cash used in financing activities was $23,000 during the six months ended September 30, 2002 compared to cash provided in financing activities of $301,000 during the six months ended September 30, 2001. During the most recent six months the Company repaid a note for $23,000 and during the comparable six month period in the prior year the Company received $353,000 from the sale of stock.

     We have had losses since inception and due to our inability to raise a desired level of financing, we have reached a point where our financial situation became critical. On September 5, 2002, we entered into a Purchase and Sale Agreement with Willette Corporation d/b/a "Allied Vaughn" (the "Buyer") to sell the assets related to the Company's business of duplicating optical disks and the development of the related technology, which constituted substantially all of the Company's assets. The sale was completed on October 22, 2002, on the receipt of shareholder approval. As of September 30, 2002, the Company impaired the related assets sold, which resulted in a loss of $520,000, as all future proceeds related to the sale are contingent upon profits generated to the extent any proceeds are received, such amount will be recognized as income.

     The purchase price for the assets will be determined by the operating profit of the business sold to the Buyer, which will be operated as a separate branch of the Buyer. The purchase price will be equal to 30% of the operating profit of the branch during the 60 month period following the closing, up to a maximum of $3.5 million. The purchase price will be calculated for each 12-month period following the closing, except that the first period will be shorter and will end on August 23, 2003. The portion of the purchase price will be calculated for each such period on a "stand alone" basis, and any losses that occur in periods before or after the period being calculated will not be offset against the period being calculated. The Company will not be required to pay the Buyer anything for any periods in which an operating loss is recorded.

     Payments of the purchase price will be made within 45 days of the end of each period. In addition, the Buyer will make advance payments within 45 days of the end of the first six months of each period equal to 30% of the operating profit for that six month period. In the event that an advance payment exceed the amount due for the full period, the excess amount paid will be offset against any future payments.

     The Company will have the right to inspect the books and records of the Buyer associated with the calculation of the purchase price payments. However, the Company does not have the right to require an audit of such records.

     As part of the Purchase Agreement, the Buyer entered into employment agreements with Blair Zykan (President and a Director of the Company), Joanne Keys (Chief Technical Officer of the Company), and Alex de St. Simon (an employee of the Company and the husband of Brenda Molloy-de St. Simon, a former officer of the Company). The employment agreements are for an initial period of one year and include non-competition provisions. The base salaries are $121,000 for Blair Zykan, $125,000 for Joanne Keys and $104,000 for Alex de St. Simon.

     In addition, the Purchase Agreement provides that the Buyer will pay 10% of the operating profits of the branch which operates the business to key employees of the branch. The Company will have the sole discretion to determine which key employees will receive such payments and the portion of the 10% to be paid to each of them. The employment agreements discussed above also provide that each of these persons will receive a portion of this 10% payment.

                                     ITEM 3
                             CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

     On October 16, 2002, North Valley Ventures, LLC filed a lawsuit against the Company in the Colorado District Court in Adams County, Colorado. The plaintiff is the landlord of the space the Company leased in Thornton, Colorado. The complaint alleges that the Company is in violation of the terms of its lease and seeks possession of the space and damages for unpaid past rent and future rent under the lease. The Company subsequently entered into a stipulation granting possession of the space to the landlord, and is seeking to settle this matter with the landlord.

ITEM 2 - Changes in Securities and Use of Proceeds.

     During the quarter ended September 30, 2002, the Company sold securities which were not registered under the Securities Act of 1933, as amended, as follows:

     During July of 2002, the Company issued a total of 179,000 shares of its Common Stock to three employees as payment for services rendered and to be rendered. The Company relied on the exemption provided by Section 4(2) in connection with these issuances. The employees received complete information concerning the Company and the certificates contain a restrictive legend and stop-transfer orders were issued to the transfer agent.

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

                                     TDI HOLDING CORPORATION




Dated: November 19, 2002             By:/s/ Blair Zykan
                                        Blair Zykan, President and
                                        Chief Financial Officer


                                CERTIFICATIONS

     I, Blair Zykan, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TDI Holding Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002


                                  /s/ Blair Zykan
                                  Blair Zykan, President and CEO
                                  (Principal Executive Officer) and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                    PRESIDENT AND CHIEF FINANCIAL OFFICER OF
                            TDI HOLDING CORPORATION
                      PURSUANT TO 18 U.S.C. SECTION 1350

     I certify that, to the best of my knowledge and belief, the Quarterly Report on Form 10Q-SB of TDI Holding Corporation for the period ending September 30, 2002:

      (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of TDI Holding Corporation.




/s/ Blair Zykan
Blair Zykan, President, CEO and CFO