Form 10QSB
period 2002-12-31
TDI HOLDING CORP
filed 2003-02-19
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended December 31, 2002

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

                            Yes X             No___

As of February 10, 2003, the Registrant had 21,938,308 shares of its no par value common stock outstanding.








                             TDI HOLDING CORPORATION


                           Form 10-QSB Quarterly Report


                               Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of December 31, 2002 .........................     3

  Statements of Operations for the three and nine months ended
  December 31, 2002 and December 31, 2001 .......................     4

  Statements of Cash Flows for the nine months ended
  December 31, 2002 and December 31, 2001 .......................     6

  Notes to Consolidated Condensed Financial Statements ..........     7

Item 2 - Management's Discussion and Analysis and Results
         of Operations ..........................................     9

Item 3 - Controls and Procedures ................................    11

Part II - Other Information .....................................    12

Signatures ......................................................    13

Certifications ..................................................    13





















                           TDI HOLDING CORPORATION

                                 BALANCE SHEET
                                  (UNAUDITED)
                                                       As Of
                                                 December 31, 2002
                                                 ------------------
  ASSETS

Current Assets:
  Cash                                               $    12,000
  Accounts receivable                                      6,000
  Other receivables                                        8,000
  Receivables - related party                              1,000
  Prepaids                                                 9,000
                                                     -----------
     Total current assets                                 36,000

Total Assets                                         $    36,000
                                                     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $    68,000
  Accrued liabilities                                    247,000
                                                     -----------
     Total current liabilities                           315,000

Convertible Debenture                                    130,000

Note Payable - related party plus accrued
  interest                                                21,000

Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 21,938,308 shares
   issued and outstanding at December 31, 2002        13,227,000
  Accumulated Deficit                                (13,657,000)
                                                     -----------
     Total stockholders' deficit                        (430,000)
                                                     -----------
     Total Liabilities and Stockholders' Equity      $    36,000
                                                     ===========




See accompanying notes to these financial statements.







                             TDI HOLDING CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            For the Three Months Ended


                                  Dec. 31, 2002       Dec. 31, 2001
                               -----------------   -----------------

Revenues                          $     --            $  273,000

Cost of Revenues                                        (102,000)

Operating Expenses:
  Expenses paid with stock
    and stock options                   --                97,000
  Other general and
    administrative costs              57,000             333,000
                                  ----------          ----------

     Total operating
      expenses                        57,000            430,000
                                  ----------         ----------
Loss From Operations                 (57,000)          (259,000)

Other Income and (Expense)
  Interest and other expense          (9,000)           (13,000)
  Other income                          --                2,000
                                  ----------         ----------
Total Other Income and (Expense)      (9,000)           (11,000)

Net Loss                          $  (66,000)        $ (270,000)
                                  ==========         ==========
Basic and Diluted Loss
  Per Share                             (.00)              (.02)

Weighted Average Shares
  Outstanding                     21,938,308         16,852,023
                                  ==========        ===========









See accompanying notes to these financial statements.

                          TDI HOLDING CORPORATION

                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                         For the Nine Months Ended



                                 Dec. 31, 2002       Dec. 31, 2001
                               -----------------   -----------------

Revenues                         $   301,000         $  474,000


Operating Expenses:
  Materials, freight, packaging
    and contract labor               182,000            245,000
  Salaries                           414,000            513,000
  Expenses paid with
    stock and stock options           75,000             97,000
  Research and development costs        --               24,000
  Depreciation                       120,000             80,000
  Other general and
     administrative costs            355,000            329,000
  Loss on disposal of assets         523,000               -
                                 -----------         ----------

     Total operating
      expenses                     1,669,000          1,288,000
                                 -----------         ----------
Loss From Operations              (1,368,000)          (814,000)

Other Income and (Expense)
  Interest and other expense         (39,000)           (32,000)
  Other income                        14,000              4,000
                                 -----------         ----------
Total Other Income and (Expense)     (25,000)           (28,000)

Net Loss                         $(1,393,000)          (842,000)
                                 ===========         ==========
Basic and Diluted Loss
  Per Share                             (.06)              (.05)

Weighted Average Shares
  Outstanding                     21,926,631         15,655,225
                                  ==========        ===========













See accompanying notes to these financial statements.


                           TDI HOLDING CORPORATION

                          STATEMENTS OF CASH FLOWS
                          For the Nine Months Ended
                                 (UNAUDITED)

                                                   Dec. 31, 2002        Dec. 31, 2001
                                                ------------------   ------------------
Cash Flows from Operating Activities:
  Net loss                                         $(1,392,000)         $(  842,000)
  Depreciation and amortization                        168,000               87,000
  Loss on sale of fixed assets                           3,000                 --
  Loss on abandonment of leasehold improvements        520,000                 --
  Expenses paid with stock and stock options            75,000               97,000
  Salary contributed by officer/director/
    stockholder                                         34,000                 --
  Imputed Interest on Convertible Debt                  16,000                 --
  Adjustments to reconcile net loss to net cash
   from operating activities:
    Changes in operating assets (Increase)/Decrease:
     Restricted cash                                    35,000               43,000
     Receivables                                        55,000             (144,000)
     Receivables - related parties                       5,000                 --
     Inventories                                        13,000              (49,000)
     Prepaids and other                                 31,000               (5,000)
    Increase (decrease) in accounts payable and
     accrued liabilities                               128,000              150,000
                                                   -----------          -----------
     Net cash used in operating activities         $  (309,000)         $  (663,000)

Cash Flows from Investing Activities
 Purchase of property and equipment                     (1,000)             (24,000)
 Sale of property and equipment                          1,000                 --
 Capital costs of internal use software                   --               (152,000)
                                                   -----------          -----------
     Net cash used in investing activities                --               (176,000)

Cash Flows from Financing Activities
 Repayment of notes and capital lease obligations      (74,000)             (52,000)
 Proceeds from issuance of Convertible Debenture          --                 80,000
 Proceeds from Notes Payable                              --                 12,000
 Net proceeds from stock issuance                         --                506,000
 Proceeds from related party note                       21,000                 --
                                                   -----------          -----------
     Net cash provided by (used in) financing
       activities                                      (53,000)             546,000

Net (Decrease) Increase in Cash and Cash
  Equivalents                                          364,000             (293,000)
Cash and Cash Equivalents, beginning
 of period                                             376,000              325,000
                                                   -----------          -----------
Cash and Cash Equivalents, end of period           $    12,000          $    32,000
                                                   ===========          ===========
Supplemental Cash Flow Information
 Cash paid for interest                            $    19,000          $    35,000
                                                   ===========          ===========
Property and equipment acquired with
 capital leases                                    $      -             $    22,000
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

Note 2 - Going Concern on Loss Accrual on Subsequent Sale of Assets

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Since inception, the Company has realized significant losses and as of December 31 has a working capital deficiency and stockholder's deficiency.

Furthermore, in October 2002, the Company sold its primary assets for an amount to be paid based on future profits, if any, of the assets sold. These conditions raise substantial doubt as to the ability of the Company to continue operations as a going concern. The financials, other than a loss of $523,000 recorded on the sale, do not include any other adjustments should the Company be unable to continue operations as a going concern.

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

During the period ended December 31, 2002, the Company, the Company received $19,417 and $1,228 of accrued interest on the note, which it applied to outstanding liabilities.

Note 4- Lease Contingency

In connection with the sale of the Company's primary assets, the Company vacated its operating lease. The landlord commenced legal action for $38,000 for past rent and unspecified amount for future rent. Total future rental payments are approximately $1,350,000. The Company believes the lease provides for early termination and is attempting to settle this dispute for approximately $155,000, which has been accrued as of December 31, 2002. See
Item 1 below.

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







                                   ITEM 2

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to sell products and services. Forward-looking information provided by the Company should be evaluated in the context of these factors.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2001

     During the three months ended December 31, 2002, the Company had no revenue compared with $273,000 during the three months ended December 31, 2001. The revenue decrease is a direct result of the the transfer of operations to Allied Vaughn.

     The only operating expenses the Company had during the three months ended December 31, 2002 were $57,000 of other general and administrative expenses compared with $333,333 of such expenses during the three months ended December 31, 2001.

     Other income and expense for the three months ended December 31, 2002 was $(9,000) compared to $(11,000) for the three months ended December 31, 2001. The decrease was due primarily to the transfer of operations to Allied Vaughn.

     NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2001

     During the nine months ended December 31, 2002, the Company had revenue of $301,000 compared with $474,000 during the nine months ended December 31, 2001.

     The revenue decrease over the previous year is a direct result of the decline in orders from the Company's largest customer due to the customer's well-publicized merger with another large computer manufacturer and the transfer of operations to Allied Vaughn.

     Materials, freight, packaging and contract labor for the nine months ended December 31, 2002 was $182,000 (60.5% of total sales) compared to $245,000 (51.7% of total sales) for the nine months ended December 31, 2001, due to the low level of sales in the prior year.

     Salaries for the nine months ended December 31, 2002 were $414,000 compared to $513,000 for the nine months ended December 31, 2001. The reason for the decrease was the transfer of operations to Allied Vaughn.

     Expenses paid with stock and stock options for the nine months ended December 31, 2002 was $75,000 compared to $97,000 for the nine months ended December 31, 2001.

     Interest and other expense for the nine months ended December 31, 2002 was $30,000 compared to $32,000 for the nine months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $279,000 at December 31, 2002. The decrease in working capital during the nine months ended December 31, 2002, was primarily due to the net loss of $(1,351,000).

     Cash used in operating activities was $309,000 for the nine months ended December 31, 2002 compared to $663,000 during the nine months ended December 31, 2001. The primary reason for the cash used in operating activities during the nine months ended December 31, 2002 was the $1,392,000 net loss. The biggest reasons for the decrease from the prior year were the increase in accounts payable and accrued liabilities of $128,000 in the most recent nine months compared to an increase in accounts payable of $150,000 during the prior year.

     There was no cash used in investing activities during the nine months ended December 31, 2002 compared with $176,000 for the nine months ended December 31, 2001, primarily related to capitalization of internally developed software costs.

     Cash used in financing activities was $53,000 during the nine months ended December 31, 2002 compared to cash provided in financing activities of $546,000 during the nine months ended December 31, 2001. During the most recent nine months the Company repaid a note for $74,000 and during the comparable nine month period in the prior year the Company received $506,000 from the sale of stock.

     We experienced losses from inception and, due to our inability to raise a desired level of financing, we reached a point where our financial situation became critical. On September 5, 2002, we entered into a Purchase and Sale Agreement with Willette Corporation d/b/a "Allied Vaughn" (the "Buyer") to sell the assets related to the Company's business of duplicating optical disks and the development of the related technology, which constituted substantially all of the Company's assets. The sale was completed on October 22, 2002, on the receipt of shareholder approval. As of December 31, 2002, the Company impaired the related assets sold, which resulted in a loss of $523,000, as all future proceeds related to the sale are contingent upon profits generated to the extent any proceeds are received, such amount will be recognized as income.




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

ITEM 2 - Changes in Securities and Use of Proceeds.

     During the quarter ended December 31, 2002, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 3 - Defaults on Senior Securities.

     None.

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     On October 22, 2002, we held a special meeting of the Company's shareholders at which the shareholders approved the Purchase Agreement with Willette Acquisition Corp. The number of shares voted for approving the Purchase Agreement was 12,388,974. There were no shares voted against or abstentions and there were no broker non-votes.

ITEM 5 - Other Information.

     None.

ITEM 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  None.

     (b) Reports on Form 8-K. The Company filed one report on Form 8-K dated October 22, 2002, reporting information under Item 2 - Acquisition or Disposition of Assets.













                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TDI HOLDING CORPORATION




Dated: February 19, 2002             By:/s/ Blair Zykan
                                        Blair Zykan, President and
                                        Chief Financial Officer


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

Dated: February 19, 2002


                                  /s/ Blair Zykan
                                  Blair Zykan, President and CEO
                                  (Principal Executive Officer) and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                    PRESIDENT AND CHIEF FINANCIAL OFFICER OF
                            TDI HOLDING CORPORATION
                      PURSUANT TO 18 U.S.C. SECTION 1350

     I certify that, to the best of my knowledge and belief, the Quarterly Report on Form 10Q-SB of TDI Holding Corporation for the period ending December 31, 2002:

      (1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of TDI Holding Corporation.




/s/ Blair Zykan
Blair Zykan, President, CEO and CFO










