Form 10KSB
period 2003-03-31
TDI HOLDING CORP
filed 2003-07-15
CIK 797329

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended:  March 31, 2003

                                    OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                         Commission File No. 33-7075-LA

                           TDI HOLDING CORPORATION
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

             8750 East Otero Circle, Centennial, Colorado 80112
         ------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's telephone number, including area code:  (303) 289-4777

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Check whether the Issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 9, 2003, 21,938,308 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $136,200.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $301,000.

Documents incorporated by reference:  None.

                                    PART I

ITEM 1.  DESCRIPTION BUSINESS.

GENERAL

     TDI Holding Corporation (the "Company," "TDI," "we" or "us") (formerly known as TangibleData, Inc.) is currently inactive as a result of the sale of substantially all of our assets in October 2002. We are currently reviewing possible courses of action which may involve pursuing a business combination with a business enterprise that might have a desire to take advantage of our status as a public corporation.

     On April 20, 2000, TDI (then named "Kimbell DeCar Corporation") acquired all of the outstanding stock of YGCD Assets, Inc., a Colorado corporation, which was developing a proprietary technology which allows customers to bring digital data to a web-integrated fulfillment center to obtain on-demand distribution of CD's and other media. In connection with this transaction, TDI issued 12,113,489 shares of its Common Stock (approximately 96% of the shares then outstanding) to the former shareholders of YGCD Assets, Inc., and cancelled 2,400,000 shares of Common Stock previously outstanding. The name of the Company was changed to "TangibleData, Inc." and new officers and directors were elected.

     In July 2000, we started beta testing of the fulfillment process of the business, and limited commercial production was started in January 2001.

     In October 2001, we acquired certain assets of Walnut Software, the Web-software engineering company with whom we worked to develop our technology.
In addition to engineering and content development expertise, Walnut possessed a proprietary website development tool that allows for rapid development and administration of customized web content by non-technical staff.

SALE OF ASSETS

     In the Summer of 2002 our management made the determination to sell the assets used in our business as a result of the financial difficulties we have experienced. We had losses since inception and due to our inability to raise a desired level of financing, we reached a point where our financial situation became critical. We pursued strategies to improve our financial condition including working on increasing revenues; attempting to raise additional equity capital; and pursuing a strategic partner to acquire all or a portion of the Company. The only other alternative available was to shut down operations and lay off most of our employees.

     In August 2002, we began negotiations with Willette Acquisition Corp., which does business as "Allied Vaughn," to sell our business and most of our assets to them. Allied Vaughn has facilities in Denver, Colorado, and was in a position to immediately accommodate our operations and hire several of our employees. Because of our financial position, management determined that it would be in the best interests of the Company and our shareholders to sell our assets and business to Allied Vaughn.

     On October 22, 2002, we completed the sale of all of the assets related to our business of duplicating optical disks and the development of the related technology, which constituted substantially all of the assets of the Company, pursuant to the terms of a Purchase Agreement with Allied Vaughn.
The sale was approved by our shareholders at a special meeting held on October 22, 2002.

     The purchase price for the assets will be determined by the operating profit of the business sold to Allied Vaughn, which will be operated as a separate branch of Allied Vaughn. The purchase price will be equal to 30% of the operating profit of the branch during the 60 month period following the closing, up to a maximum of $3.5 million. The purchase price will be calculated for each 12-month period following the closing, except that the first period will be shorter and will end on August 23, 2003. The portion of the purchase price will be calculated for each such period on a "stand alone" basis, and any losses that occur in periods before or after the period being calculated will not be offset against the period being calculated. The Company will not be required to pay Allied Vaughn anything for any periods in which an operating loss is recorded.

     Payments of the purchase price will be made within 45 days of the end of each period. In addition, Allied Vaughn is required to make advance payments within 45 days of the end of the first six months of each period equal to 30% of the operating profit for that six month period. In the event that an advance payment exceeds the amount due for the full period, the excess amount paid will be offset against any future payments.

     In connection with the settlement of a lawsuit with the Company's former landlord, the Company has agreed to establish a trust to collect all of the proceeds it receives for the purchase price. See ITEM 3 - LEGAL PROCEEDINGS.

     The Company has the right to inspect the books and records of Allied Vaughn associated with the calculation of the purchase price payments. However, we do not have the right to require an audit of such records.

     As part of the Purchase Agreement, Allied Vaughn entered into employment agreements with Blair Zykan (President and a Director of the Company), Joanne Keys (then Chief Technical Officer of the Company), and Alex de St. Simon (then an employee of the Company and the husband of Brenda Molloy-de St. Simon, a former officer of the Company). The employment agreements are for an initial period of one year and include non-competition provisions. The base salaries are $121,000 for Blair Zykan, $125,000 for Joanne Keys and $104,000 for Alex de St. Simon.

     In addition, the Purchase Agreement provides that Allied Vaughn will pay 10% of the operating profits of the branch which operates the business to key employees of the branch. The Company will have the sole discretion to determine which key employees will receive such payments and the portion of the 10% to be paid to each of them. The employment agreements discussed above also provide that each of these persons will receive a portion of this 10% payment.

     On October 24, 2002, the name of the Company was changed to "TDI Holding Corporation" in connection with the sale.

CURRENT BUSINESS PLAN

     As a result of the sale of substantially all of our assets, management may seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of the Company's status as a public corporation. At this time, management does not intend to target any particular industry, but, rather, intends to judge any opportunity on its individual merits. Any such transaction will likely have a dilutive effect on the interests of our shareholders that will, in turn, reduce each shareholder's proportionate ownership and voting power in the Company.

     There is no assurance that we will acquire a favorable business opportunity through a business combination. In addition, even if we become involved in such a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will be increased thereby.

     We have no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks of a business or opportunity that we may enter into in only a general manner, and cannot disclose the risks of any specific business opportunity that it may enter into.

EMPLOYEES

     We currently have no employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We currently have no facilities. Our offices are maintained at the home of our President on a rent-free basis.

ITEM 3.  LEGAL PROCEEDINGS.

      On October 16, 2002, North Valley Ventures, LLC filed a lawsuit against the Company in the Colorado District Court in Adams County, Colorado. The plaintiff is the landlord of the space the Company leased in Thornton, Colorado. The complaint alleged that the Company was in violation of the terms of its lease and sought possession of the space and damages for unpaid past rent and future rent under the lease. The Company subsequently entered into a stipulation granting possession of the space to the landlord.

     In June 2003, the Company entered into a settlement agreement with the landlord in which the Company agreed to confess a judgment in favor of the landlord in the amount of $250,000. Interest is to accrue at 18% per annum commencing June 16, 2003, but is only payable in the event of default. In addition, the Company agreed to pay the attorney's fees of the landlord relating to the lawsuit.

     The landlord has agreed not to execute on the judgment on certain conditions. One of the conditions is that the Company establish a trust by December 31, 2003, into which all of the payments received from Willette Acquisition Corp. d/b/a Allied Vaughn are to be placed. The landlord is to receive payments equal to 50% of the net amounts received by the trust after deducting certain other expenses that are payable out of the payments from

Allied Vaughn. The maximum amount to be paid to the landlord by the trust is $250,000. The Company has also granted the landlord a security interest in the Purchase and Sale Agreement with Allied Vaughn.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 2003.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     PRINCIPAL MARKET OR MARKETS. The Company's Common Stock is traded in the over-the-counter market and, since March 2000, has been quoted on the OTC Bulletin Board. Our current symbol is "TDIH."

     The following table sets forth the closing high and low closing prices of the Common Stock for the periods indicated, as reported by the OTC Bulletin Board.

     QUARTER ENDED                           HIGH         LOW
     --------------                         -------     -------

     June 30, 2001                          $1.0625     $0.15
     September 30, 2001                      0.51        0.20
     December 31, 2001                       0.51        0.30
     March 31, 2002                          0.45        0.21

     June 30, 2002                           0.28        0.12
     September 30, 2002                      0.165       0.02
     December 31, 2002                       0.01        0.0055
     March 31, 2003                          0.0055      0.0005

     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at July 9, 2003, was approximately 225.

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

     PRIVATE SALES OF SECURITIES. During the quarter ended March 31, 2003, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS

     YEAR ENDED MARCH 31, 2003 COMPARED WITH THE YEAR ENDED MARCH 31, 2002

     During the year ended March 31, 2003, the Company had revenue of $301,000 compared with $867,000 during the year ended March 31, 2002. The revenue decrease from the previous year is a direct result of the sale of the Company's operations, and the decline in orders from the Company's largest customer due to the customer's well-publicized merger with another large computer manufacturer and the transfer of operations to Allied Vaughn.

     Materials, freight, packaging and contract labor for the year ended March 31, 2003 was $182,000 (60.5% of total sales) compared to $533,000 (61.5% of total sales) for the year ended March 31, 2002, due to the low level of sales.

     Salaries for the year ended March 31, 2003 were $284,000 compared to $533,000 for the year ended March 31, 2002. The reason for the decrease was the transfer of operations to Allied Vaughn.

     Expenses paid with stock and stock options for the year ended March 31, 2003 was $75,000 compared to $206,000 for the year ended March 31, 2002.

     Total other income and expenses were $(574,000) during the year ended March 31, 2003 as compared to $(150,000) for the prior year. The increased expenses were due to the loss of $521,000 incurred in connection with the transfer of operations to Allied Vaughn.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $543,000 at March 31, 2003. The decrease in working capital during the year ended March 31, 2003, was primarily due to the net loss of $(1,508,000).

     Cash used in operating activities was $413,000 for the year ended March 31, 2003 compared to $913,000 during the prior year. The biggest reasons for the decrease from the prior year was the result of the loss on the sale of net assets, which was an adjustment to reconcile net loss to net cash from operating activities.

     Investing activities provided $35,000 during the year ended March 31, 2003, as compared to $173,000 cash used in investing activities during the prior year. The change was primarily due to the capitalization of internally developed software costs in the prior year.

     Cash provided by financing activities was $7,000 during the year ended March 31, 2003 compared to cash provided in financing activities of $1,137,000 during the prior year. During the prior year the Company received $1,106,000 from the sale of stock.

     We experienced losses from inception and, due to our inability to raise a desired level of financing, we reached a point where our financial situation became critical. On September 5, 2002, we entered into a Purchase and Sale Agreement with Willette Corporation d/b/a "Allied Vaughn" (the "Buyer") to sell the assets related to the Company's business of duplicating optical disks and the development of the related technology, which constituted substantially all of the Company's assets. The sale was completed on October 22, 2002, on the receipt of shareholder approval. The Company impaired the related assets sold, which resulted in a loss of $521,000, as all future proceeds related to the sale are contingent upon profits generated to the extent any proceeds are received, such amount will be recognized as income.

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

     Payments of the purchase price will be made within 45 days of the end of each period. In addition, the Buyer will make advance payments within 45 days of the end of the first six months of each period equal to 30% of the operating profit for that six month period. In the event that an advance payment exceed the amount due for the full period, the excess amount paid will be offset against any future payments. No amounts were paid after the first six months of the agreement as nothing had been earned.

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

     As is disclosed elsewhere in this Report, the Company has agreed to pay a portion of any payments received to Louis F. Coppage, a Director of the Company (See ITEM 12 - CERTAIN TRANSACTIONS), and to the Company's former landlord (See ITEM 3 - LEGAL PROCEEDINGS).

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued Statement of Financial Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 31, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options. Therefore the Company does not intend to adopt the transition requirements as specified in SFAS 148. The Company adopted the new SFAS 148 disclosure requirements during fiscal 2003.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-14 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

      Name                    Age        Positions and Offices Held
      ----                    ___        --------------------------

Blair Zykan                   43         President, Chief Executive Officer
                                         and Director

Louis F. Coppage              66         Director

Jay Reano                     49         Director

     There is no family relationship between any Director or Executive Officer of TDI.

     We presently do not have any committees.

     Set forth below are the names of all of our Directors and Executive Officers, all positions and offices held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

     BLAIR ZYKAN - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Zykan has served as President, Chief Executive Officer and a Director of TangibleData since April 20, 2000, and of YGCD Assets, Inc., the Company's subsidiary, since March 2000. Since September 2002 Mr. Zykan has been employed by Willette Acquisition Corp., d/b/a Allied Vaughn as General Manager. Prior to joining YGCD, Mr. Zykan served in a variety of executive management capacities with Laser Technology, Inc. (AMEX: LSR), a leading developer and manufacturer of laser-based speed and distance measuring products. Joining Laser Technology in March of 1993, and initially serving as its Vice President of Sales and Marketing, Mr. Zykan became Laser Technology's Chief Operating Officer in August of 1998. In February of 1999, he assumed the positions of President and Chief Executive Officer and member of Laser Technology's Board of Directors, which he held until March of 2000. From 1983 to 1993, Mr. Zykan served in a variety of sales, marketing and management positions with Armstrong World Industries (NYSE: ALK), a global manufacturer of interior finishing products. Mr. Zykan is a 1983 graduate of Franklin and Marshall College with a B.A. in Economics. He devotes full-time to our business.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2003, and no amounts were paid to any executive officer during the prior two fiscal years.

                                         SUMMARY COMPENSATION TABLE
                                                             Long-Term Compensation
                                                        -------------------------------
                              Annual Compensation               Awards          Payouts
                           ------------------------     ---------------------   -------
                                                                     Securi-
                                                                      ties
                                                                     Underly-
                                               Other                   ing                 All
                                               Annual   Restricted   Options              Other
Name and Principal                             Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary     Bonus   sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------    -----   ------   ----------   --------   -------   -------
Blair Zykan,        2003   $ 59,583(1)  0       0          0            0         0        0
President and       2002   $143,000(2)  0       0          0            0         0        0
Chief Executive     2001   $143,000(2)  0       0          0            0         0        0
Officer
______________

(1) Includes $11,301 which was deferred.

(2) Includes $64,700 which was deferred.


     In March 2000, our subsidiary entered into an Employment Agreement with Blair Zykan, our President, pursuant to which Mr. Zykan received a base annual salary of $143,000. This agreement was assumed by TDI. This was terminated by mutual agreement in September 2002.

     In April 2000, we entered into an Employment Agreement with Dale Stonedahl, a Director, and the then Director of Engineering, pursuant to which Mr. Stonedahl was receiving a base annual salary of $90,000 based on him devoting 80% of his time to TDI.

     Beginning in October 2001, Mr. Zykan and three other officers and key employees agreed to defer approximately $12,000 per month of their combined salaries. Management expect that these salaries will be gradually returned to their full levels as cash flow permits subject to the approval of the Compensation Committee of the Board of Directors. In July 2002, certain of these employees agreed to accept shares of common stock in lieu of deferred salaries. However, Mr. Zykan did not take shares in lieu of his deferred salary.

DIRECTOR COMPENSATION

     Directors do not currently receive a fee for attending meetings of the Board attended. However, each Director is entitled to reimbursement for all reasonable and necessary costs and expenses incurred as a result of being a Director of TDI.

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

     As of March 31, 2003, there were options outstanding under the Plan to purchase an aggregate of 450,000 shares of Common Stock with exercise prices ranging from $0.25 to $.39 per share.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     The following table sets forth, as of July 14, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Dale Stonedahl                       5,594,269             25.5%
6525 Gunpark Drive
Suite 150-239
Boulder, CO  80301

Blair Zykan                          1,357,900              6.2%
8750 East Otero Circle
Englewood, CO  80112

Louis F. Coppage                       250,000 (1)          1.1%
UMI 7350 North Broadway
Denver, CO  80211

Jay Reano                              335,714 (2)          1.5%
4035 South Niagara Way
Denver, CO  80237

Aspect Energy LLC                    3,667,045 (3)         13.0%
511 16th Street, Suite 300
Denver, CO  80202

All Directors and Officers           1,943,614              8.7%
as a Group (3 persons)
___________________

(1) Represents 150,000 shares held directly by Louis F. Coppage and 100,000 shares issuable under currently exercisable stock options held by him.

(2) Represents 142,857 shares held directly by Mr. Reano, 142,857 shares underlying warrants held by Mr. Reano, and 50,000 options under the Company's stock option plan.

(3) Includes 867,045 shares held by Walnut Software LLC of which Aspect Energy, LLC owns a majority interest.


                         EQUITY COMPENSATION PLAN INFORMATION

Plan category   Number of securities   Weighted Average     Number of securities
                to be issued upon ex-  exercise price of    remaining available
                exercise of outstand-  outstanding options  for future issuance ing options, warrants  warrants and rights
                and rights
--------------  ---------------------  -------------------  --------------------
Equity compen-
sation plans
approved by
securityholders        450,000             $.37                 1,550,000
--------------------------------------------------------------------------------
Equity compen-
sation plans
not approved by
securityholders              0                0                         0
--------------------------------------------------------------------------------
Total                  450,000             $.37                 1,550,000



ITEM 12.  CERTAIN TRANSACTIONS

     In July 2002, the Company issued a total of 179,000 shares of its Common Stock to three employees in exchange for services. Of these shares, 72,000 shares were issued to Brenda Molloy-de St. Simon, a former officer of the Company; 87,000 shares were issued to Alex de St. Simon, her husband; and 40,000 shares were issued to Joanne Keys, a former officer of the Company.

     The Company has agreed to pay Louis F. Coppage, a Director of the Company, a fee for his services in connection with the sale of assets to Willette Acquisition Corp. d/b/a Allied Vaughn, upon receipt of payments from Allied Vaughn. (See ITEM 1 - BUSINESS - SALE OF ASSETS.) Mr. Coppage will receive 5% of the first $1 million; 4% of the second $1 million; 3% of the third $1 million; and 2% of the last $500,000. If the Company receives the maximum of $3.5 million, Mr. Coppage will receive a total fee of $130,000.

     On September 20, 2002, the Board approved a $50,000 Promissory Note and Security Agreement with HPI Services, Inc. which is affiliated with Jay Reano, a Director of the Corporation. The funds from the Note are to be used to pay outstanding liabilities and to pay future operating costs.

     The Note provides for an interest rate of 30% per annum prior to maturity and 40% thereafter; that the loan will become due upon receipt of payments received by the Corporation under its Purchase and Sale Agreement with Allied Vaughn, or September 6, 2006; that a prepayment penalty will apply if paid prior to September 6, 2004; $2,000 of the loan proceeds will be withheld by HPI Services, Inc. to reimburse it for legal fees; and that it will be secured by the Purchase and Sale Agreement with Allied Vaughn and the proceeds from that agreement.

     During the period ended March 31, 2003, the Company received a total of $19,000 under the Note, which it applied to outstanding liabilities.

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

  3.2     Bylaws                          Incorporated by reference to Exhibit
                                          3.2 to the Registrant's Report on
                                          Form 10-KSB for the year ended
                                          March 31, 2001

  3.3     Articles of Amendment           Filed herewith electronically
          to Articles of
          Incorporation filed
          October 24, 2002

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

 10.5     2000 Equity Incentive Plan      Incorporated by reference to
                                          Exhibit 10.5 to the Registrant's
                                          Report on Form 10-KSB for the
                                          year ended March 31, 2001

 10.6     Purchase and Sale Agreement     Incorporated by reference to
          with Willette Acquisition       Exhibit 10 the Registrant's Report
          Corp.                           on Form 8-K dated October 22, 2002

 10.7     Consulting Agreement with       Filed herewith electronically
          Louis F. Coppage

 10.8     Stipulation for Settlement      Filed herewith electronically
          with North Valley Ventures,
          LLC

 21       Subsidiaries of the             Incorporated by reference to
          Registrant                      Exhibit 21 to the Registrant's
                                          Annual Report on Form 10-KSB for
                                          the fiscal year ended December 31,
                                          2001

 99.1     Certification of Chief          Filed herewith electronically
          Executive Officer and
          Chief Financial Officer
          Pursuant to 18 U.S.C.
          Section 1350


     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.


ITEM 14.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                         INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE

Independent Auditor's Report .......................................  F-2

Consolidated Balance Sheet - March 31, 2003 ........................  F-3

Consolidated Statements of Operations- For the Years Ended
     March 31, 2003 and 2002 .......................................  F-4

Consolidated Statements of Stockholders' Equity (Deficit)-
     For the Years Ended March 31, 2003 and 2002 ...................  F-5

Consolidated Statements of Cash Flows - For the Years Ended
     March 31, 2003 and 2002 .......................................  F-6

Notes to Consolidated Financial Statements .........................  F-7

                        INDEPENDENT AUDITOR'S REPORT



The Stockholders and Directors
TDI Holding Corporation
Boulder, Colorado


We have audited the accompanying consolidated balance sheet of TDI Holding Corporation (formerly TangibleData, Inc.) and Subsidiary (the "Company") as of March 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TDI Holding Corporation and Subsidiary as of March 31, 2003 and the results of their operations and their cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of March 31, 2003, the Company has incurred losses from operations since inception. This factor, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Hein + Associates LLP
Hein + Associates LLP

Denver, Colorado
June 23, 2003

                   TDI HOLDING CORPORATION AND SUBSIDIARY
                       (FORMERLY TANGIBLEDATA, INC.)

                        CONSOLIDATED BALANCE SHEET
                             MARCH 31, 2003



                                  ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                            $      5,000
     Other receivables                                           7,000
     Receivable - stockholder and director                       1,000
     Other current assets                                        4,000
                                                          ------------

TOTAL CURRENT ASSETS                                      $     17,000
                                                          ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                     $     64,000
     Accrued liabilities                                       347,000
     Notes payable                                              19,000
     Note payable                                              130,000
                                                          ------------
          Total current liabilities                            560,000
                                                          ------------


COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 6)


STOCKHOLDERS' DEFICIT:

      Common stock, no par value; 100,000,000
          shares authorized; 21,938,308 shares
          issued and outstanding                            13,227,000
     Accumulated deficit                                   (13,770,000)
                                                          ------------
          Total stockholders' deficit                         (543,000)
                                                          ------------

Total Liabilities and Stockholders' Deficit              $      17,000
                                                         =============






     See accompanying notes to these consolidated financial statements.

                     TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                        For the Years Ended
                                                                             March 31,
                                                                    --------------------------
                                                                       2003            2002
                                                                    -----------    -----------

NET REVENUES                                                        $  301,000     $   867,000

OPERATING EXPENSES:
     Materials, freight, packaging and contract production labor       182,000         533,000
     Salaries                                                          284,000         674,000
     Consulting and employment expenses paid with stock and
       stock options                                                     75,000        206,000
     Depreciation and amortization                                      119,000        128,000
     Other general and administration                                   575,000        606,000
                                                                    -----------    -----------
          Total other operating expenses                              1,235,000      2,147,000
                                                                    -----------    -----------

LOSS FROM OPERATIONS:                                                  (934,000)    (1,280,000)


OTHER INCOME AND (EXPENSE):
     Imputed interest on convertible debenture                          (17,000)      (113,000)
     Interest expense                                                   (27,000)       (34,000)
     Loss on disposal of assets                                        (521,000)             -
     Other expense                                                      (10,000)        (7,000)
     Other income                                                         1,000          4,000
                                                                    -----------    -----------
          Total other income (expense)                                 (574,000)      (150,000)
                                                                    -----------    -----------

NET LOSS                                                            $(1,508,000)   $(1,430,000)
                                                                    ===========    ===========

Basic and diluted net loss per share                                $      (.07)   $      (.09)
                                                                    ===========    ===========

Weighted average shares outstanding                                  21,676,000     16,544,000
                                                                    ===========    ===========




     See accompanying notes to these consolidated financial statements.

                 TDI HOLDING CORPORATION AND SUBSIDIARY
                    (FORMERLY TANGIBLEDATA, INC.)

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FOR THE YEARS ENDED MARCH 31, 2003 AND 2002



                                             Common Stock
                                       -------------------------   Accumulated
                                         Shares        Amount         Deficit         Total
                                       ----------   ------------   ------------    -----------

BALANCES, March 31, 2001               14,160,173   $ 11,416,000   $(10,832,000)   $   584,000

  Sale of stock for cash, net of
    offering cost                       1,944,800        340,000              -        340,000
  Stock issued for services                28,120         23,000              -         23,000
  Stock issued for software
   development                            167,045         85,000              -         85,000
  Stock options issued for services             -         28,000              -         28,000
  Stock issued to employees for
    compensation                          345,000        155,000              -        155,000
  Acquisition of assets and computer
    software                              700,000        140,000              -        140,000
  Sale of units (each unit consists
    of 5,556 shares of common stock
    and 5,000warrants for $1,000
    per unit)                             555,600        100,000              -        100,000
  Sale of units (each unit consists
    of 1 share of common stock and
    1 warrant)                          3,428,570        600,000              -        600,000
  Sale of units (each unit consists
    of 10 shares of common stock
    and 10 warrants for $2.50 per
    unit), net of offering costs          300,000         66,000              -         66,000
  Discount on convertible note
    attributable to warrant and
    conversion features                         -        130,000              -        130,000
  Accrued salary forgiven by officer
    and director                                -         35,000              -         35,000
  Net loss                                      -              -     (1,430,000)    (1,430,000)
                                       ----------   ------------   ------------    -----------

BALANCES, March 31, 2002               21,629,308     13,118,000    (12,262,000)       856,000

  Contribution of services                      -         34,000              -         34,000
  Stock issued for services               309,000         65,000              -         65,000
  Warrants for non-employee services            -         10,000              -         10,000
  Net loss                                      -              -     (1,508,000)    (1,508,000)
                                       ----------   ------------   ------------    -----------

BALANCES, March 31, 2003               21,938,308   $ 13,227,000   $(13,770,000)   $  (543,000)
                                       ==========   ============   ============    ===========



     See accompanying notes to these consolidated financial statements.

                    TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                                             March 31,
                                                                    --------------------------
                                                                       2003            2002
                                                                    -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                       $(1,508,000)   $(1,430,000)
     Adjustments to reconcile net loss to net cash from
         operating activities:
       Loss on sale of net assets                                       521,000              -
       Depreciation and amortization                                    119,000        128,000
       Imputed interest on convertible debenture                         17,000        113,000
       Loss on abandonment of leasehold improvements                      3,000              -
       Expenses paid with stock and stock options                        75,000        206,000
       Accrued salary contributed by officer and director                34,000         35,000
       Changes in operating assets and liabilities
         (increase) decrease:
           Restricted cash                                                    -         43,000
           Receivables                                                   61,000        (20,000)
           Inventories                                                    4,000         (7,000)
           Prepaids                                                      40,000         (6,000)
           Accounts payable and accrued liabilities                     221,000         25,000
                                                                    -----------    -----------
       Net cash used in operating activities                           (413,000)      (913,000)

Cash Flows from Investing Activities
     Purchase of property and equipment                                       -        (24,000)
     Capital costs of internal use software                                   -       (152,000)
     Sale (purchase) of investments                                      35,000          3,000
                                                                    -----------    -----------
       Net cash provided by (used in) investing activities               35,000       (173,000)

Cash Flows from Financing Activities
     Repayment of notes and capital lease obligations                   (12,000)       (61,000)
     Net proceeds from stock issuance                                         -      1,106,000
     Proceeds from notes                                                 19,000         92,000
                                                                    -----------    -----------
       Net cash provided by financing activities                          7,000      1,137,000

Net Increase in Cash and Cash Equivalents                              (371,000)        51,000

Cash and Cash Equivalents, beginning of year                            376,000        325,000
                                                                    -----------    -----------
Cash and Cash Equivalents, end of year                              $     5,000    $   376,000
                                                                    ===========    ===========
Supplemental Cash Flow Information
     Cash paid for interest                                         $         -    $    34,000
                                                                    ===========    ===========
     Property and equipment acquired with capital leases            $         -    $    22,000
                                                                    ===========    ===========
     Trade payables converted to convertible note payable           $         -    $    50,000
                                                                    ===========    ===========
     Acquisition of assets for stock and software
      development cost paid with stock                              $         -    $   225,000
                                                                    ===========    ===========

     See accompanying notes to these consolidated financial statements.

                    TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization and Summary of Significant Accounting Policies:

     Nature of Operations - TDI Holding Corporation (TDI) was incorporated in Colorado in January 2000. Its wholly-owned subsidiary, YGCD Assets, Inc. (YGCD) is a dormant company with no net assets or operations. Collectively these entities are referred to as the Company. The Company previously provided user-driven e-content publishing and delivery solutions for business and consumer markets. During fiscal 2003, the Company sold its operations (see Note 3).


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

     Software Development - The Company incurs costs for computer software development for enhancing and maintaining its computer system and to provide "on-line" services to its customers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceased capitalization of development costs in 2002 as the software was substantially completed and was ready for its intended use. Prior to the sale of the Company's operations, software development costs were amortized over their estimated useful lives of three to five years.

     Financial Instruments - The carrying amount of receivables, accounts payable, line-of-credit, capital leases, and accrued liabilities and notes payable approximate fair value due to their short maturities or interest rates that approximate market.

                    TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Options to purchase 450,000 shares of common stock, and warrants to purchase 4,386,481 shares of common stock were outstanding at March 31, 2003. As discussed above, due to the net loss, the options and warrants are anti-dilutive.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     New Accounting Pronouncements - In December 2002, the FASB issued Statement of Financial Accounting Standards No.148, Accounting for
     Stock-Based compensation   Transition and Disclosure   an amendment of
     FASB Statement 123 (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 31, 2003, the prospective method will no longer be allowed.
     The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and plans on continuing using this method to account for stock options. Therefore the Company does not intend to adopt the transition requirements as specified in SFAS 148. The Company adopted the new SFAS 148 disclosure requirements during fiscal 2003.

                    TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    Liquidity:

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Continuation of the Company as a going concern is dependent upon raising additional capital, receiving contingent proceeds from the sale of its operations, finding a merger candidate and ultimately achieving profitable operations and cash flow. The financial statements do not include any adjustments should the Company be unable to continue operations as a going concern.

     The Company had losses since inception, a stockholders' deficit and a working capital deficit of $543,000.

     The Company does not plan to continue the business activities that it conducted prior to the sale of its operations in fiscal 2003. It plans to pursue a business combination or other strategic transactions. No candidate for such a transaction has been identified. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations. Management believes that its line-of-credit and possible future payments related to the sale of its operations will continue to fund expenditures for a limited period of time or until such time as a business combination or other strategic transaction is consummated, however such funding is not guaranteed.

     Because the achievement of these plans is dependent upon future events, there can be no assurance that future profitable operations will occur as planned.

3.    Sale of Operations:

     In October 2002, the Company sold its primary assets to an entity ("WAC") for an amount to be paid based on future earnings ("Earnings"), if any, of the assets sold. The financials do not include any other adjustments other than a loss of $521,000 recorded on the proposed sale.

     The purchase price for the assets will be determined by the Earnings of the business sold to the Buyer, which will be operated as a separate branch of the Buyer. The purchase price will be equal to 30% of the Earnings of the branch during the 60 month period following the closing, up to a maximum of $3.5 million. The purchase price will be calculated for each 12-month period following the closing, except that the first period will be shorter and will end on August 23, 2003. The portion of the purchase price will be calculated for each such period on a "stand alone" basis, and any losses that occur in periods before or after the period being calculated will not be offset against the period being calculated. The Company will not be required to pay the Buyer anything for any periods in which an operating loss is recorded.

                    TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has agreed to pay a Director of the Company a fee for his services in connection with the sale of assets upon receipt of payments from the Buyer. Payments will be made at 5% of the first $1 million; 4% of the second $1 million; 3% of the third $1 million; and 2% of the last $500,000. If the Company receives the maximum of $3.5 million, a total fee of $130,000 will be paid.

4.    Convertible Note Payable and Note Payable:

     The Company has executed a $130,000 convertible note payable with interest payable quarterly at 12%. The note is due October 23, 2004. Among other instances of non-compliance, the conversion feature on the note has expired. The Company has not made the required quarterly interest payments and is therefore not in compliance with the terms of the note. As such, the note has been classified as a current liability on the balance sheet.

     On September 20, 2002, the Board approved a $50,000 Promissory Note and Security Agreement with an entity which is owned by a director of the Company. The note acts as a line-of-credit facility and has a balance of approximately $19,000 at March 31, 2003. The funds from the note are to be used to pay outstanding liabilities and to pay future operating costs.

     The Note provides for an interest rate of 30% per annum prior to maturity and 40% thereafter; that the loan will become due upon receipt of payments received by the Company under its Purchase and Sale Agreement with WAC or September 6, 2005. The note is collateralized by the Purchase and Sale Agreement with WAC and the proceeds from the Agreement. During the period ended March 31, 2003, the Company received a total of $19,000 in proceeds from the note.

5.    Stockholders' Equity:

     During the year ended March 31, 2003, the Company issued warrants for the purchase of 50,000 shares of common stock to a marketing firm for services rendered. The warrants expire in April 2006 and have an exercise price of $.25 per share. The Company recorded $10,000 of expense related to these warrants based on the fair value using the Black Scholes pricing model.

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

                    TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Also, in February 2002, the Company sold 3,428,570 units, each unit consisting of one share of its common stock and one warrant to purchase one share of common stock at $.175 per share, to six accredited investors at $.175 per unit for a total of $600,000 in cash.

     During the year ended March 31, 2003 and 2002, the Company issued 179,000 and 28,120 shares, respectively, of common stock for services rendered to the Company. The shares were valued at the current market price on the date of issuance and the Company recognized $27,000 and $23,000 of expense in fiscal 2003 and 2002, respectively.

     During November of 2001, the Company agreed to issue a total of 475,000 shares of its common stock to three employees as payment for services rendered and to be rendered. Of this amount, 130,000 and 345,000 shares vested in fiscal 2003 and 2002, respectively. The Company recognized $38,000 and $155,000 of expense for the vested portion for the stock issued in fiscal 2003 and 2002.

     During the year ended March 31, 2002, the Company issued 700,000 shares of common stock valued at $140,000 for the acquisition of assets and also issued 167,045 shares valued at $85,000 to a vendor for software development services.

     Warrants to purchase 242,500 shares with an exercise price of $1.25 and an expiration date in 2003 were issued to the stockholders as part of a unit in the Company's private placement in prior years.

     Furthermore, in the year ended March 31, 2002, the Company issued warrants to purchase 155,616 shares at $2.00 per share, and a warrant to purchase 42,750 shares at $0.50 per share to the underwriter of the private placements. The 155,616 warrants expire in 2005, and the 42,750 warrants expire in 2006.

     The Company has an equity incentive plan which provides for the issuance of qualified and non-qualified stock options, restricted stock awards, stock appreciation rights, stock bonuses and other stock grants to certain key employees of the Company and certain consultants. The plan will terminate on April 20, 2010. Under the plan, the number of shares in the aggregate authorized for issuance shall not exceed 2,000,000. Shares authorized for issuance can only increase by approval of the Board and shareholders of the Company. As of March 31, 2003, approximately 1,550,000 shares remain available under the plan.

     The following table summarizes the incentive stock option activity for the years ended March 31, 2003 and 2002:

                    TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Weighted
                                                        Number of        Average
                                                         Options      Exercise Price
                                                        ---------     --------------
       Outstanding, March 31, 2001                         16,000        $ 1.19
            Issued to employees                           153,000           .37
            Cancelled                                     (16,000)         1.19
                                                         --------        ------

       Outstanding, March 31, 2002                        153,000           .37
            Cancelled due to termination of employee     (153,000)          .37
                                                         --------        ------

       Outstanding, March 31, 2003                              -        $    -
                                                         ========        ======

     The following table summarizes activity for non-qualified options for the years ended March 31, 2003 and 2002:


                                                                        Weighted
                                                        Number of        Average
                                                         Options      Exercise Price
                                                        ----------    --------------
       Outstanding, March 31, 2001                       1,065,000      $  1.34
            Issued to employees and directors              800,000          .37
            Issued to consultants and non-employees         75,000          .40
            Cancelled                                   (1,000,000)        1.11
                                                        ----------      -------

       Outstanding, March 31, 2002                         940,000          .66
            Issued to director                              50,000          .25
            Cancelled due to employee termination         (540,000)         .84
                                                        ----------      -------

       Outstanding, March 31, 2003                         450,000      $   .37
                                                        ==========      =======

     All of the above options expire in 2007 and are vested.

     All options granted in the period ended March 31, 2002 had an exercise price equal to the market price. The weighted average fair value of the options granted for the year ended March 31, 2002 was $0.63.

                    TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company adopted the provisions of SFAS No. 123, Accounting for Stock Based Compensation, effective for fiscal year 1997 for all issuances of stock options to non-employees of the Company. The Company will continue to apply APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees for all issuances stock options to its employees. Generally, all stock options issued to the Company's employees, pursuant to the Plan, are not compensatory. No compensation cost has been recognized for stock options granted to employees under the Plan. Had compensation cost for the Plan been determined based upon the fair value at the grant date for options granted consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                        2003            2002
                                                    -----------    ------------
       Net loss - as reported                       $(1,506,000)   $ (1,430,000)

       Pro forma stock compensation expense,
          net of tax benefit                                  -         (93,000)
                                                    -----------    ------------
       Pro forma net loss                           $(1,506,000)   $ (1,523,000)
                                                    -----------    ------------

       Net loss per share, basic and diluted:
         As reported                                $     (.07)    $       (.09)

       Pro forma stock compensation expense                   -                -
                                                    -----------    ------------
       Pro forma                                     $     (.07)    $       (.09)
                                                    -----------    ------------


     The fair value of each option grant under the Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                           2003          2002
                                          ------      ------------

             Risk-free interest              -        3.7%  - 5.1%
             Expected life                    -          5 years
             Expected volatility range        -        141% -  164%
             Expected dividend                -            $-0-

                    TDI HOLDING CORPORATION AND SUBSIDIARY
                         (FORMERLY TANGIBLEDATA, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    Commitments:

     Lease Settlement   The Company entered into a settlement agreement with
     its prior landlord relating to the termination of the lease, whereby the Company will pay the prior landlord $250,000. The Company has granted the landlord a security interest in the Company's share of Earnings from the sale of the Company's operations (see Note 3). All Earnings are to be placed in a liquidated trust. All payments to the landlord are to be made from the liquidity trust every six months at a rate of 50% of remaining Earnings, after certain expenses and liabilities of the Company have been paid.

7.    Income Taxes:

      Long-term deferred tax assets (liabilities) consist of the following:

         Tax effect of net operating loss carryforwards           $ 1,890,000
         Tax effect of loss not recognized on sale of operations      110,000
                                                                  -----------
                                                                    2,000,000
         Less valuation allowance                                  (2,000,000)
                                                                  -----------

         Net tax asset                                            $         -
                                                                  ===========

     The Company has net operating loss carryforwards (NOL's) of approximately $5,000,000, which will expire in the years 2020 to 2022. These NOL's may be subject to limitation based on IRS code section 382 relating to changes in control of the Company.

     The actual income tax expense (benefit) differs from the expected tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% as follows:


                                                              For the Year Ended    For the Year Ended
                                                                March 31, 2003         March 31, 2002
                                                              -------------------   ------------------
                                                                %        Amount        %      Amount
                                                              -----     ---------    -----   ---------
                                                              <C<       <C<          <C<     <C<

     Computed (expected) tax expense (benefit)                 (34%)    $(512,000)    (34%)  $(486,000)
     State income taxes, net of Federal income tax benefit    (3.1%)      (47,000)   (3.1%)    (44,000)
     Non-deductible expense                                    (.5%)       (7,000)    3.4%      49,000
     Valuation allowance                                      37.6%       566,000    33.7%     481,000
                                                              -----     ---------    -----   ---------
     Net tax expense (benefit)                                   -      $       -       -    $       -
                                                              =====     =========    =====   =========

                                   F-14



                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TANGIBLEDATA, INC.


Dated:  July 14, 2003              By: /s/ Blair Zykan
                                       Blair Zykan, President

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                         Capacity                  Date



/s/ Blair Zykan                   President, Chief          July 14, 2003
Blair Zykan                       Executive Officer
                                  and Director
                                  (Principal Financial
                                  and Accounting
                                  Officer)


/s/ Louis F. Coppage              Director                  July 15, 2003
Louis F. Coppage



____________________________      Director
Jay Reano

                                CERTIFICATIONS

     I, Blair Zykan, certify that:

     1. I have reviewed this annual report on Form 10-KSB of TDI Holding Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

















     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: July 14, 2003


                                  /s/ Blair Zykan
                                  Blair Zykan, President and CEO
                                  (Principal Executive Officer) and
                                  Chief Financial Officer
                                  (Principal Financial Officer)