Form 10QSB
period 2003-06-30
TDI HOLDING CORP
filed 2003-08-19
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003



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


                                 (303) 375-8500
                            ------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of June 30, 2003, the Registrant had 21,938,308 shares of its no par value common stock outstanding.

                                TDI HOLDING CORP.


                           Form 10-QSB Quarterly Report


                                Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of June 30, 2003 ............................     F-1

  Statements of Operations for the three months ended
  June 30, 2003, and June 30, 2002 .............................     F-2

  Statements of Cash Flows for the three months ended
  June 30, 2003, and June 30, 2002 .............................     F-3

  Consolidated Statements of Stockholders' Equity (Deficit)
  June 30, 2003 ................................................     F-4

  Notes to Consolidated Condensed Financial Statements .........     F-5

Item 2 - Management's Discussion and Analysis and Results
         of Operations .........................................     7

Part II - Other Information ....................................     8

Signatures .....................................................     10



                                TDI HOLDING CORP.


                                  BALANCE SHEET
                                   (UNAUDITED)

                                                   March 31, 2003       June 30, 2003
                                                 -----------------      --------------
  ASSETS

Current Assets:
  Cash and cash equivalents                          $     5,000        $      5,000
  Other receivables                                        7,000               5,000
  Receivables - stockholder & director                     1,000               1,000
  Other current assets                                     4,000                   -
                                                     -----------        -------------
     Total current assets                                 17,000        $     11,000


Total Assets                                         $    17,000        $     11,000
                                                     ===========        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $    64,000        $     55,000
  Accrued liabilities                                    347,000             352,000
  Notes payable                                           19,000              36,000
  Note payable                                           130,000             130,000
                                                     -----------        -------------
                                                     $   560,000        $    573,000
Notes payable                                                                      -
Convertible Debenture (notes payable)                          -                   -
                                                     -----------        -------------

     Total current liabilities                       $   560,000        $    573,000
                                                     -----------        -------------
Stockholders' Equity:
  Common Stock, no par value; 50,000,000
   shares authorized and 21,759,308 shares
   issued and outstanding at June 30, 2003            13,227,000          13,227,000
  Accumulated Deficit                                (13,770,000)        (13,789,000)
                                                     -----------        -------------
     Total stockholders' (deficit)                      (543,000)           (562,000)
                                                     -----------        -------------
     Total Liabilities and Stockholders' Equity      $    17,000        $     11,000
                                                     ===========        =============
See accompanying notes to these financial statements.



                               TDI HOLDING CORP.


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                            For the Three Months Ended


                                June 30, 2002        June 30, 2003
                               -----------------   -----------------

Revenues                          $  190,000                  -

Operating Expenses:
  Materials, freight, packaging
    and contract labor               108,000                  -
  Salaries                           263,000                  -
Expenses paid with
   stock and stock options            48,000                  -
  Research and development costs        -                     -
  Depreciation                        60,000                  -
  Acquisition costs                     -                     -
  Other general and
     administrative costs             99,000             13,000
                                  ----------         ----------

     Total operating
      expenses                       578,000             13,000
                                  ----------         ----------
Loss From Operations                (388,000)           (13,000)

Other Income and (Expense)
  Interest and other expense         (30,000)            (6,000)
  Other income                         1,000                  -
                                  ----------         ----------
Total Other Income and (Expense)     (29,000)            (6,000)

Net Loss                          $ (417,000)           (19,000)
                                  ==========         ==========
Basic and Diluted Loss
  Per Share                             (.02)               *

Weighted Average Shares
  Outstanding                     21,723,594         21,938,308
                                  ==========        ===========

* Less than ($.01) per share.


See accompanying notes to these financial statements.

                               TDI HOLDING CORP.

                            STATEMENTS OF CASH FLOWS
                           For the Three Months Ended
                                   (UNAUDITED)

                                                   June 30, 2002        June 30, 2003
                                                ------------------   ------------------
Cash Flows from Operating Activities:
  Net loss                                         $ (417,000)          $    (19,000)
  Depreciation and amortization                        60,000                   -
  Loss on sale of fixed assets                          3,000                   -
  Loss on abandonment of leasehold improvements          -                      -
  Expenses paid with stock and stock options           48,000                   -
  Imputed Interest on Convertible Debt                 16,000                   -
  Expenses paid with notes                               -                      -
  Adjustments to reconcile net loss to net cash
   from operating activities:
    Changes in operating assets (Increase)/Decrease:
     Restricted cash                                     -                      -
     Receivables                                      (11,000)                 2,000
     Receivables - related parties                      5,000                   -
     Inventories                                        4,000                 (4,000)
     Prepaids and other                                14,000                   -
     Deferred offering cost                              -                      -
    Increase (decrease) in accounts payable and
     accrued liabilities                               69,000                 (4,000)
                                                   ----------            -----------
     Net cash used in operating activities           (209,000)               (17,000)

Cash Flows from Investing Activities
 Purchase of property and equipment                    (1,000)                  -
 Sale of property and equipment                         1,000                   -
 Capital costs of internal use software                  -                      -
 Purchase of investments                                 -                      -
                                                   ----------           ------------
     Net cash used in investing activities               -                      -

Cash Flows from Financing Activities
 Repayment of notes and capital lease obligations    (15,000)                   -
 Proceeds from issuance of Convertible
    Debenture                                           -                       -
 Proceeds from Notes Payable                            -                     17,000
 Net proceeds from stock issuance                       -                       -
                                                  ----------            ------------
     Net cash provided by financing activities       (15,000)                 17,000

Net (Decrease) Increase in Cash and Cash
  Equivalents                                       (224,000)                   -
Cash and Cash Equivalents, beginning
 of period                                           376,000                   5,000
                                                  ----------            ------------
Cash and Cash Equivalents, end of period          $  152,000            $      5,000
                                                  ==========            ============
Supplemental Cash Flow Information
 Cash paid for interest                           $     -               $       -
                                                  ==========            ============
Property and equipment acquired with
 capital leases                                   $     -               $       -
                                                  ==========            ============



See accompanying notes to these consolidated financial statements.



                     TDI HOLDING CORPORATION AND SUBSIDIARY
                          (FORMERLY TANGIBLEDATA, INC.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FOR THE YEARS ENDED MARCH 31, 2003, 2002, AND 2001
                     AND FOR THE QUARTER ENDED JUNE 30, 2003



                                             Common Stock
                                       -------------------------   Accumulated
                                         Shares        Amount         Deficit         Total
                                       ----------   ------------   ------------    -----------

BALANCES, March 31, 2001               14,160,173   $ 11,416,000   $(10,832,000)   $   584,000

  Sale of stock for cash, net of
    offering cost                       1,944,800        340,000              -        340,000
  Stock issued for services                28,120         23,000              -         23,000
  Stock issued for software
   development                            167,045         85,000              -         85,000
  Stock options issued for services             -         28,000              -         28,000
  Stock issued to employees for
    compensation                          345,000        155,000              -        155,000
  Acquisition of assets and computer
    software                              700,000        140,000              -        140,000
  Sale of units (each unit consists
    of 5,556 shares of common stock
    and 5,000warrants for $1,000
    per unit)                             555,600        100,000              -        100,000
  Sale of units (each unit consists
    of 1 share of common stock and
    1 warrant)                          3,428,570        600,000              -        600,000
  Sale of units (each unit consists
    of 10 shares of common stock
    and 10 warrants for $2.50 per
    unit), net of offering costs          300,000         66,000              -         66,000
  Discount on convertible note
    attributable to warrant and
    conversion features                         -        130,000              -        130,000
  Accrued salary forgiven by officer
    and director                                -         35,000              -         35,000
  Net loss                                      -              -     (1,430,000)    (1,430,000)
                                       ----------   ------------   ------------    -----------

BALANCES, March 31, 2002               21,629,308     13,118,000    (12,262,000)       856,000

  Contribution of services                      -         34,000              -         34,000
  Stock issued for services               309,000         65,000              -         65,000
  Warrants for non-employee services            -         10,000              -         10,000
  Net loss                                      -              -     (1,508,000)    (1,508,000)
                                       ----------   ------------   ------------    -----------

BALANCES, March 31, 2003               21,938,308   $ 13,227,000   $(13,770,000)   $  (543,000)
                                       ----------   ------------   ------------    -----------

  Net loss                                      -              -        (19,000)       (19,000)
                                       ----------   ------------   ------------    -----------
BALANCES, June 30, 2003                21,938,308     13,227,000    (13,789,000)      (562,000)
                                       ==========   ============   ============    ===========



     See accompanying notes to these consolidated financial statements.

                               TDI HOLDING CORP.


             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filing for the year ended March 31, 2003.


Note 2 - Summary of Significant Accounting Policies

Going Concern Basis - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 30, 2003, there was a net stockholders' deficit of ($543,000). These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obliga-tions on a timely basis, to obtain additional financing as may be required and ultimately to attain successful operations. Management is of the opinion that it will have to seek other business opportunities in order to generate revenues or cash flows, and it has no plans or prospects for such at this time.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. You should not regard their inclusion as a representation by us that the objectives or plans will be achieved. Factors that might cause such a difference include, but are not limited to, competitive, technological, financial and business challenges making it more difficult than expected to sell products and services. We may be unable to hire and retain our key sales, technical and management personnel; there may be other material adverse changes in our industry or in our operations or business, and any or all of these factors may affect our ability to achieve our projected sales growth. Forward-looking information provided by TDI Holding Corp. should be evaluated in the context of these factors.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

     In 2002, the Company agreed to sell its business assets, and shareholders approved the sale in October 2002. The transaction was completed in the fiscal year ended March 31, 2003. The previous operations were all discontinued, and the Company has no current operations.

     During the three months ended June 30, 2003, the Company had no revenue compared with $190,000 during the three months ended June 30, 2002. There were no materials, freight, packaging and contract labor for the three months ended June 30, 2003 compared to $108,000 for the three months ended June 30, 2002. There were no salaries for the three months ended June 30, 2003 compared to $263,000 for the three months ended June 30, 2002. There were no expenses paid with stock and stock options for the three months ended June 30, 2003 compared to $48,000 for the three months ended June 30, 2002. There was no depreciation for the three months ended June 30, 2003 compared to $60,000 for the three months ended June 30, 2002.

     Accrued interest and other expense for the three months ended June 30, 2003 was $6,000 compared to $30,000 for the three months ended June 30, 2002.

     The Company had a net loss in the quarter of ($19,000) in 2003 compared to ($417,000) in 2002. The 2002 quarter loss reflects operations which have since been discontinued. The Company had a net loss per share of a nominal amount in the quarter in 2003 compared to ($.02) per share in the same quarter of 2002. Readers should note that since the first quarter of 2002, the Company has dis-continued operations.

     The Company expects that the trend of losses will continue until business operations can be achieved which operate at least on a break even basis. There is no assurance that any such business can be found.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $(560,000) at June 30, 2003.

     Cash used in operating activities was $17,000 for the three months ended June 30, 2002 compared to $209,000 during the three months ended June 30, 2002. The primary reason for the cash used in operating activities during the three months ended June 30, 2003 was the $19,000 net loss.

     There was no cash used in investing activities during the three months ended June 30, 2003 or in the three months ended June 30, 2002.

     Cash of $17,000 provided by financing activities during the three months ended June 30, 2003 was the result of proceeds from borrowings on a line-of-credit. Cash used by financing activities of $15,000 during the three months ended June 30, 2002 was the result of repayment of notes payable.

     The Company has had losses since inception due to its inability to raise a desired level of financing. The Company agreed to sell its business in 2002. The Company is pursuing a strategic partner which would acquire control of the Company concurrent with a merger of a business.

     At June 30, 2003, the Company had no in cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

     When the company recommences operation, lack of existing capital may be a sufficient impediment to prevent its continuation. If operations are commenced the Company's needs for additional financing is likely to increase substantially.

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business operation has been achieved which may afford revenues and potential cash flows. No assurance can be made that any such operation will ever occur.

NEED FOR ADDITIONAL FINANCING

     No commitments to provide additional funds have been made by management, third parties or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months; however, if it commences operations it may add employees of an unknown number in the next twelve months.

     The Company's auditor has issued a "going concern" qualification as part of its opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $560,097, all of which is current, no cash, no assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no tangible assets to liquidate in Bankruptcy.

                           PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.

        The Company is subject to one judgment from its landlord in the amount of $250,000. No other lawsuits are currently pending.


ITEM 2 - Changes in Securities and Use of Proceeds.

     None.

ITEM 3 - Defaults on Senior Securities.

     None.

ITEM 4 - Submission of Matters to a Vote of Security Holders.

     None.

ITEM 5 - Other Information.

     None.

ITEM 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  Exhibits 31 and 32.

     (b)  Reports on Form 8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TDI HOLDING CORP.




Dated: August 15, 2003               By: /s/ Blair Zykan
                                         ----------------------------
                                         Blair Zykan, President, CEO, & CFO