Form 10QSB
period 2003-09-30
TDI HOLDING CORP
filed 2003-11-19
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003


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

                            Yes [X]             No [_]

As of September 30, 2003, the Registrant had 21,759,308 shares of its no par value common stock outstanding.

                             TDI HOLDING CORPORATION


                          Form 10-QSB Quarterly Report


                                Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of September 30, 2003 ........................     F-1

  Statements of Operations for the three and six months ended
  September 30, 2003 and September 30, 2002 .....................     F-2

  Statements of Cash Flows for the six months ended
  September 30, 2003 and September 30, 2002 .....................     F-3

  Notes to Consolidated Condensed Financial Statements ..........     F-4

Item 2 - Management's Discussion and Analysis and Results
         of Operations ..........................................     3

Item 3 - Controls and Procedures ................................     4

Part II - Other Information .....................................     5

Signatures ......................................................     6

ITEM 1. FINANCIAL STATEMENTS



                                TDI HOLDING CORP.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                          MARCH 31, 2003                SEPTEMBER 30, 2003

ASSETS

Current Assets:
Cash and cash equivalents                                    $ 5,000                          $ 3,000
Other receivables                                            $ 7,000                          $ 4,000
Receivables - stockholder & director                         $ 1,000                          $ 1,000
Other current assets                                           4,000                            $ -
                                                        -------------                    -------------
Total current assets                                        $ 17,000                          $ 8,000


Total Assets                                                $ 17,000                          $ 8,000
                                                        =============                    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                            $ 64,000                         $ 58,000
Accrued liabilities                                        $ 347,000                        $ 359,000
Notes payable                                               $ 19,000                         $ 36,000
Note payable                                               $ 130,000                        $ 130,000
                                                        -------------                    -------------
                                                           $ 560,000                        $ 583,000
Notes payable                                           -                                -
Convertible Debenture (notes payayable)                 -                                -
                                                        -------------                    -------------

Total current liabilities                                  $ 560,000                        $ 583,000
                                                        -------------                    -------------
Stockholders' (Deficit):
Common Stock, no par value; 50,000,000
shares authorized and 21,759,308 shares
issued and outstanding at September 30, 2003            $ 13,227,000                     $ 13,227,000
Accumulated Deficit                                    $ (13,770,000)                   $ (13,802,000)
                                                        -------------                    -------------
Total stockholders' (deficit)                             $ (543,000)                      $ (575,000)
                                                        -------------                    -------------
Total Liabilities and Stockholder's (Deficit)               $ 17,000                          $ 8,000
                                                        =============                    =============



                                    STATEMENTS OF OPERATIONS
                                           (UNAUDITED)
                               For the Three and Six Months Ended


                                         THREE MONTHS ENDING      THREE MONTHS ENDING  SIX MONTHS ENDING       SIX MONTHS ENDING
                                         SEPTEMBER 30, 2002       SEPTEMBER 30, 2003   SEPTEMBER 30, 2002     SEPTEMBER 30, 2003
                                         ------------------       ------------------   -------------------     ------------------

Revenues                                  $ 111,000                    $ -             $   301,000                     -

Operating Expenses:
Materials, freight, packaging
and contract labor                         $ 75,000                    $ -             $   182,000                     -
Salaries                                  $ 117,000                    $ -             $   380,000                     -
Expenses paid with
stock and stock options                    $ 27,000                    $ -             $    75,000                     -
Research and development costs                 -
Depreciation                               $ 60,000                    $ -             $   120,000                     -
Acquisition costs                              -
Other general and
administrative costs                      $ 235,000                 $ 6,000            $   332,000                  19,000
Loss on Disposal of assets                $ 521,000                                    $   523,000
                                       -------------            ------------           -----------             ------------
Total operating
expenses                                $ 1,035,000                 $ 6,000            $ 1,612,000                  19,000
                                       -------------            ------------           -----------             ------------
Loss From Operations                     $ (924,000)               $ (6,000)          ($ 1,311,000)               ($19,000)

Other Income and (Expense)
Interest and other expense                 $ (1,000)               $ (7,000)          ($    29,000)               ($13,000)
Other income                               $ 15,000                      -             $    13,000                       -
                                       -------------            ------------           -----------             ------------
Total Other Income and (Expense)           $ 14,000                $ (7,000)          ($    16,000)               ($13,000)

Net Loss                                 $ (910,000)              $ (13,000)          ($ 1,327,000)               ($32,000)
                                       =============            ============           ===========             ============
Basic and Diluted Loss
Per Share                                   ($ 0.04)                 ($0.00)               ($0.06)

Weighted Average Shares
Outstanding                              21,290,797              21,290,797             21,290,797              21,290,797
                                       =============            ============           ===========             ============



                                            STATEMENTS OF CASH FLOWS
                                       For the Three and Six Months Ended
                                                   (UNAUDITED)


                                                    THREE MONTHS ENDED  THREE MONTHS ENDED  SIX MONTHS ENDED      SIX MONTHS ENDED
                                                    SEPTEMBER 30,2002   SEPTEMBER 30,2003   SEPTEMBER 30, 2002    SEPTEMBER 30, 2003
                                                    -----------------   ----------------    ------------------    ------------------
Cash Flows from Operating Activities:
Net loss                                               $ (910,000)         $ (13,000)      ($ 1,327,000)          $  (32,000)
Depreciation and amortization                            $ 60,000            -              $   120,000                   -
Loss on sale of fixed assets                            $ 521,000            -              $     3,000                   -
Loss on abandonment of leasehold improvements          -                     -              $   520,000                   -
Expenses paid with stock and stock options             $   27,000            -              $    75,000                   -
Imputed Interest on Convertible Debt                        $ -              -              $    16,000                   -
Expenses paid with notes                               -                     -
Adjustments to reconcile net loss to net cash
from operating activities:
Changes in operating assets (Increase)/Decrease
Restricted cash                                        -                     -              $    20,000                   -
Receivables                                            $   37,000            $ 1,000        $    33,000                3,000
Receivables - related parties                               $ -              -              $     5,000                   -
Inventories                                                 $ -                $ -          $     6,000           $    4,000
Prepaids and other                                     $   15,000            -              $    23,000                   -
Deferred offering cost                                 -                     -                       -                    -
Increase (decrease) in accounts payable and
accrued liabilities                                     $ 120,000           $ 10,000        $   198,000           $    6,000
                                                       -----------        ------------      ------------          -----------
Net cash used in operating activities                  $ (130,000)          $ (2,000)      ($   308,000)          $  (19,000)

Cash Flows from Investing Activitities
Purchase of property and equipment                     $ -                   -              $    (1,000)                  -
Sale of property and equipment                         $ -                   -              $     1,000                   -
Capital costs of internal use software                 -                     -              $        -                    -
Purchase of investments                                -                     -              $        -                    -
                                                       -----------        ------------      ------------          -----------
Net cash used in investing activites                     $ -                 -                    $  -                    -

Cash Flows from Financing Activitities
Repayment of notes and capital lease obligations         $ -                 -              $   (23,000)                  -
Proceeds from issuance of Convertible
Debenture                                              -                     -                       -                    -
Proceeds from Notes Payable                              $ 36,000             $ -                                 $   17,000
Net proceeds from stock issuance                       -                     -                       -                    -
                                                       -----------        ------------      ------------          -----------
Net cash provided by financing activities                $ 36,000             $ -           $   (23,000)               $  -

Net (Decrease) Increase in Cash and Cash
Equivalents                                             $ (94,000)          $ (2,000)       $  (331,000)          $   (2,000)
Cash and Cash Equivalents, beginning
of period                                               $ 376,000            $ 5,000        $   376,000           $    5,000
                                                       -----------        ------------      ------------          -----------
Cash and Cash Equivalents, end of period                $ 282,000            $ 3,000        $    45,000           $    3,000
                                                       ===========        ============      ============          ===========
Supplemental Cash Flow Information
Cash paid for interest                                 -                  $       -         $    19,000               $   -
                                                       ===========        ============      ============          ===========
Property and equipment acquired with
capital leases                                         -                  $       -                  -                $   -
                                                       ===========        ============      ============          ===========

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

Note 2 - Summary of Significant Accounting Policies

Going Concern Basis - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of September 30, 2003, there was a net stockholders' deficit of ($565,000). These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be un-able to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be re-quired and ultimately to attain successful operations. Management is of the opinion that it will have to seek other business opportunities in order to generate revenues or cash flows, and it has no plans or prospects for such at this time.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

     During the three months ended September 30, 2003, the Company had no revenue compared with $111,000 during the three months ended September 30, 2002.

     The revenue decrease is a direct result of the discontinuation of business another large computer manufacturer, and the transfer of operations to Allied Vaughn.

     Other income and expense for the three months ended September 30, 2002 was $14,000 compared to $(7,000) for the three months ended September 30, 2003. The increase was due primarily to the receipt of other income in the current period.


SIX MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2002

     During the six months ended September 30, 2003, the Company had no revenues compared with $301,000 during the six months ended September 30, 2002.

     Interest and other expense for the six months ended September 30, 2002 was $16,000 compared to $13,000 for the six months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $565,000 at September 30, 2003. The decrease in working capital during the six months ended September 30, 2003, was primarily due to the net loss of $(32,000). The Company had only $3,000 in cash for working capital.

     There was no cash used in investing activities during the six months ended September 30, 2003.


NEED FOR ADDITIONAL FINANCING

The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is unable to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. The Company will need to raise additional funds to conduct any business activities in the next twelve months.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, it may acquire or add employees of an unknown number in the next twelve months if significant orders for product are received.

     We have had losses since inception and due to our inability to raise a desired level of financing, we have reached a point where our financial situation became critical.


ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 1 - LEGAL PROCEEDINGS

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


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3 - DEFAULTS ON SENIOR SECURITIES

     None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5 - OTHER INFORMATION

     None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  31  Sarbanes-Oxley Certificate
                     32  Sarbanes-Oxley Certificate

     (b)  Reports on Form 8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TDI HOLDING CORPORATION




Dated: November 19, 2003             By: /s/ Blair Zykan
                                         ------------------------------------
                                         Blair Zykan, President and
                                         Chief Financial Officer