Form 10QSB
period 2003-12-31
TDI HOLDING CORP
filed 2004-02-18
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003


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

                            Yes [X]             No [_]

As of December 31, 2003, the Registrant had 21,759,308 shares of its no par value common stock outstanding.

                             TDI HOLDING CORPORATION


                          Form 10-QSB Quarterly Report


                                Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of December 31, 2003 .........................     F-1

  Statements of Operations for the three and nine months ended
  December 31, 2003 and December 31, 2002 .......................     F-2

  Statements of Cash Flows for the nine months ended
  December 31, 2003 and December 31, 2002 .......................     F-3

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

ITEM 1. FINANCIAL STATEMENTS

TDI HOLDING CORPORATION

BALANCE SHEET
(UNAUDITED)
                                                            As Of
                                                            December 31, 2003
                                                            -----------------
ASSETS

Current Assets:
Cash                                                            $5,000
Accounts receivable                                                  0
Other receivables                                                2,000
Receivables - related party                                      1,000
Prepaids                                                             0
                                                            -----------
Total current assets                                             8,000

Total Assets                                                    $8,000
                                                            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                               $57,000
Accrued liabilities                                            356,000
Convertible Debenture                                          130,000
                                                            -----------
Total current liabilities                                      543,000

Note Payable - related party plus accrued
interest                                                        46,000

Stockholders' Deficit:
Common Stock, no par value; 50,000,000
shares authorized and 21,938,308 shares
issued and outstanding                                      13,227,000
Accumulated Deficit                                        (13,808,000)
                                                            -----------
Total stockholders' deficit                                   (581,000)
                                                            -----------
Total Liabilities and Stockholders' Deficit                     $8,000
                                                            ===========




See accompanying notes to these financial statements.


TDI HOLDING CORPORATION

STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three Months Ended

                                                            Dec. 31, 2003                   Dec. 31, 2002
                                                            -----------------               -----------------
-----------------
Revenues                                                          $0                              $0

Cost of Revenues                                                   0                               0

Operating Expenses:
Expenses paid with stock
and stock options                                                  0                               0
Other general and Administative Costs                          (1,000)                         57,000
----------                                                  ----------                      ----------

Total operating Expenses:                                      (1,000)                         57,000

----------                                                  ----------                      ----------
Income (Loss) From Operations                                   1,000                         (57,000)

Other Income and (Expense)
Interest and other expense                                     (7,000)                         (9,000)
Other income                                                        0                               0
----------                                                  ----------                      ----------
Total Other Income and (Expense)                               (7,000)                         (9,000)

Net Loss                                                      ($6,000)                       ($66,000)
==========                                                  ==========                      ==========
Basic and Diluted Loss
Per Share                                                                                        0.00

Weighted Average Shares
Outstanding                                                                                21,938,308
                                                            ===========                    ===========



See accompanying notes to these financial statements.


TDI HOLDING CORPORATION

STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Nine Months Ended

                                                            Dec. 31, 2003                   Dec. 31, 2002
                                                            -----------------               -----------------

Revenues                                                         $0                          $301,000


Operating Expenses:
Materials, freight, packaging
and contract labor                                                0                           182,000
Salaries                                                          0                           414,000
Expenses paid with
stock and stock options                                           0                            75,000
Research and development costs                                    0                                0
Depreciation                                                      0                           120,000
Other general and
administrative costs                                         19,000                           355,000
Loss on disposal of assets                                        0                            523000
-----------                                                 ----------                      ----------

Total operating
expenses                                                     19,000                         1,669,000
-----------                                                 ----------                      ----------
Loss From Operations                                        (19,000)                       (1,368,000)

Other Income and (Expense)
Interest and other expense                                  (19,000)                          (39,000)
Other income                                                      0                            14,000
-----------                                                 ----------                      ----------
Total Other Income and (Expense)                            (19,000)                          (25,000)

Net Loss                                                    (38,000)                       (1,393,000)
===========                                                 ==========                      ==========
Basic and Diluted Loss
Per Share                                                                                        (0.06)

Weighted Average Shares
Outstanding                                                                                 21,926,631
==========                                                  ===========                     ===========



See accompanying notes to these financial statements.


TDI HOLDING CORPORATION

STATEMENTS OF CASH FLOWS
For the Nine Months Ended
(UNAUDITED)



                                                            Dec. 31, 2003                   Dec. 31, 2002
                                                            ----------------                ------------------

Cash Flows from Operating Activities:
Net loss                                                      ($38,000)                    ($1,392,000)         ***  DOESN'T MATCH.
Depreciation and amortization                                        0                         168,000
Loss on sale of fixed assets                                         0                           3,000
Loss on abandonment of leasehold improvements                        0                         520,000
Expenses paid with stock and stock options                           0                          75,000
Salary contributed by officer/director/
stockholder                                                          0                          34,000
Imputed Interest on Convertible Debt                            12,000                          16,000
Adjustments to reconcile net loss to net cash
from operating activities:
Changes in operating assets (Increase)/Decrease:
Restricted cash                                                      0                          35,000
Receivables                                                      5,000                          55,000
Receivables - related parties                                        0                           5,000
Inventories                                                          0                          13,000
Prepaids and other                                               4,000                          31,000
Increase (decrease) in accounts payable and
accrued liabilities                                            (10,000)                        128,000
                                                            -----------                     -----------
Net cash used in operating activities                         ($27,000)                      ($309,000)

Cash Flows from Investing Activities
Purchase of property and equipment                                   0                          (1,000)
Sale of property and equipment                                       0                           1,000

                                                            -----------                     -----------
Net cash used in investing activities                                0                               0

Cash Flows from Financing Activities
Repayment of notes and capital lease obligations                     0                         (74,000)
Proceeds from issuance of Convertible Debenture
Proceeds from Notes Payable
Net proceeds from stock issuance
Proceeds from related party note                                27,000                          21,000
                                                            -----------                     -----------
Net cash provided by (used in) financing
activities                                                      27,000                         (53,000)

Net (Decrease) Increase in Cash and Cash
Equivalents                                                          0                        (364,000)
Cash and Cash Equivalents, beginning
of period                                                        5,000                         376,000
                                                            -----------                     -----------
Cash and Cash Equivalents, end of period                        $5,000                         $12,000
                                                            ===========                     ===========
Supplemental Cash Flow Information
Cash paid for interest                                              $0                         $19,000
                                                            ===========                     ===========
Property and equipment acquired with
capital leases                                              $      -                        $      -
                                                            ===========                     ===========


See accompanying notes to these financial statements.

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

Note 2 - Summary of Significant Accounting Policies

Going Concern Basis - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 2003, there was a net stockholders' deficit of ($581,000). These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be un-able to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be re-quired and ultimately to attain successful operations. Management is of the opinion that it will have to seek other business opportunities in order to generate revenues or cash flows, and it has no plans or prospects for such at this time.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2002

     During the three months ended December 31, the Company had no revenue in 2003 or in 2002.

     The revenue decrease is a direct result of the discontinuation of business another large computer manufacturer, and the transfer of operations to Allied Vaughn.

     Other expense for the three months ended December 31, 2003 was $7,000 compared to $9,000 for the three months ended December 31, 2002. The increase was due primarily to the receipt of other income in the current period.

     Other general and administrative costs for the three months ended December 31, 2003 was $1,000 compared to ($57,000) for the three months ended December 31, 2002. The decrease was due to reduced operations.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2002

     During the nine months ended December 31, 2003, the Company had no revenues compared with $301,000 during the nine months ended December 31, 2002. Operations were discontinued in late 2002.

     Administrative costs for the nine month period ended December 31, 2003 was $19,000 compared to $355,000 for the nine month period ended December 31, 2002.

     Interest and other expense for the nine month period ended ended December 31, 2003 was ($19,000) compared to ($39,000) for the nine month period ended December 31, 2002.

      Loss from operations for the nine month period ended December 31, 2003 was ($19,000) compared to (1,368,000) for the same period in 2002. The decrease in loss was due to discontinued operations in 2002 and low activity in 2003. Loss per share was nominal in the period in 2003 compared to ($.06) per share in 2002 in the period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $535,000 approximately at December 31, 2003. The decrease in working capital during the six months ended December 31, 2003, was primarily due to the continuing net losses. The Company had only $8,000 in current assets and no cash for working capital.

     There was no cash used in investing activities during the nine month period ended December 31, 2003.


NEED FOR ADDITIONAL FINANCING AND MERGER

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

The Company has had losses since inception and due to its inability to raise a desired level of financing or achieve business operations which are profitable.


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


                                     TDI HOLDING CORPORATION




Dated: February 17, 2004             By: /s/ Blair Zykan
                                         ------------------------------------
                                         Blair Zykan, President and
                                         Chief Financial Officer