Form 10KSB
period 2004-03-31
TDI HOLDING CORP
filed 2004-07-15
CIK 797329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year ended:  March 31, 2004


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

As of June 30, 2004, 21,938,308 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $326,553 at $.02 bid on March 31, 2004.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $0.

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

     The Company adopted a Plan of Partial Liquidation under which it assigned the Willette Acquisition Agreement to YGCD Assets, Inc., the Company's wholly owned subsidiary, for the purchase price. YGCD Assets, Inc. also assumed the liabilities of the Company and is to receive, in June 2004, a Note from the Company in the amount of $100,000 to apply to liabilities as assumed. The Company also approved the spin off, by dividend, of YGCD Assets, Inc. to all shareholders of the Company as of June 1, 2004, on a pro rata basis.

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

     Subsidiary at March 31, 2004: YGCD Assets, Inc., a Colorado Corporation. The wholly owned subsidiary was inactive at March 31, 2004 but has been activated as of June 1, 2004 and was the recipient of the assignment of the Willette Acquisition Agreement, and it assumed all of the debt of the Company in exchange for a Promissory Note for $100,000.

     As of June 1, 2004, as part of the Plan of Partial Liquidation, the Board authorized the spin off, by dividend, pro rata to TDI shareholders all of the common stock of YGCD Assets, Inc. on a one for ten basis. The stock issuance to shareholders is all restricted, and there is no intent to commence any public trading or reporting of YGCD Assets, Inc.

     The spin off was authorized because the combination of the debt of the Company and the contingent receivable of the Willette Acquisition Agreement made the Company's search for a new business combination so complex to accomplish that it was practically impossible.

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

     The landlord has agreed not to execute on the judgment on certain conditions. One of the conditions is that the Company establish a trust by December 31, 2003, into which all of the payments received from Willette Acquisition Corp. d/b/a Allied Vaughn are to be placed, which the Company has established under the Plan of Liquidation. The landlord is to receive payments equal to 50% of the net amounts received by the trust after deducting certain other expenses that are payable out of the payments from Allied Vaughn. The maximum amount to be paid to the landlord by the trust is $250,000. The Company has also granted the landlord a security interest in the Purchase and Sale Agreement with Allied Vaughn. The landlord has stipulated to release the Judgment against the Company in consideration of the assumption by YGCD Assets, Inc. of the debt of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 2004.

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

     QUARTER ENDED                           HIGH         LOW
     --------------                         -------     -------

     June 30, 2004                           0.04        0.02
     September 30, 2004                      0.04        0.01
     December 31, 2004                       0.04        0.00
     March 31, 2004                          0.01        0.00

     June 30, 2003                           0.01        0.00
     September 30, 2003                      0.01        0.00
     December 31, 2003                       0.04        0.00
     March 31, 2003                          0.04        0.01


     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at March 31, 2004 was approximately 212.

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

     PRIVATE SALES OF SECURITIES. During the year ended March 31, 2004, the Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS

     YEAR ENDED MARCH 31, 2004 COMPARED WITH THE YEAR ENDED MARCH 31, 2003

     During the year ended March 31, 2004, the Company had no revenues compared with $301,000 during the year ended March 31, 2003. The revenue decrease from the previous year is a direct result of the sale of the Company's operations and the transfer of operations to Allied Vaughn.

     Materials, freight, packaging, and contract labor for the year ended March 31, 2004 was none compared to $182,000 (60% of total sales) for the year ended March 31, 2003, due to the discontinuation of operations.

     Salaries for the year ended March 31, 2004 were $15,000 compared to $284,000 for the year ended March 31, 2003. The reason for the decrease was due to the discontinuance of operations.

     Expenses paid with stock and stock options for the year ended March 31, 2004 was none compared to $75,000 for the year ended March 31, 2003.

     Total other income and expenses were $(50,000) during the year ended March 31, 2004 as compared to $(575,000) for the prior year. The decreased expenses were due to the transfer of all operations to Allied Vaughn.

     The Company had a net loss of ($94,000) in fiscal year ended March 31, 2004 compared to ($1,508,000) in the fiscal year ended March 31, 2003. The large loss in fiscal year ended March 31, 2003 was a result of discontinued operations. The net loss per share was nominal in the fiscal year ended March 31, 2004 compared to ($.07) per share loss in the fiscal year ended March 31, 2003. The Company expects the trend of losses in the coming year will remain approximately the same as in the fiscal year ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $622,000 at March 31, 2004. The increase in working capital deficit during the year ended March 31, 2004, was primarily due to the accrual of interest on debt.

        The Company has no operating capital apart from $4,000 in cash and no business. The sole capital resource is the common stock of the Company.

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

NEED FOR ADDITIONAL FINANCING

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any addition-al funds will be available to the Company to allow it to cover expenses as they may be incurred.

        In the event the Company's cash assets and other prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

        The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

        The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, it may acquire or add employees of an unknown number in the next twelve months.

        Going concern: The Company has incurred significant losses from operations for the year ended December 31, 2003, and such losses are expected to continue. In addition, the company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        TDI Holding Corporation is exposed to the impact of interest rate changes. Based on our market risk sensitive instruments outstanding as of March 31, 2004, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.


ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-14 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

ITEM 8A.  CONTROLS AND PROCEDURES

        The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

        Blair Zykan, who serves as the Company's Chief Executive Officer and President, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of March 31, 2004 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and Officers of the Company are as follows:

      Name                    Age        Positions and Offices Held
      ----                    ---        --------------------------

Blair Zykan                   45         President, Chief Executive Officer
                                         and Director

Louis F. Coppage              68         Director

Jay Reano                     51         Director

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

     JAY REANO - DIRECTOR. Mr. Reano has been a Director of TangibleData since February 2002. Since 1989, Mr. Reano has operated his own residential real estate development company and participated in the construction of over 160 units in the Denver area. From 1983 to 1989, he was CFO for an international management company responsible for ten operating units located in seven different countries. He started his career with the tax department of Gulf & Western Industries, Inc. (later acquired by Viacom) which included stints in New York City, Amsterdam and the Bahamas. Mr. Reano has an MBA with a major in taxation from Iona College, a BSBA in Accountancy from the University of Denver.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

     The Company is not currently registered under Section 12 of the Exchange Act, and so our Officers, Directors and 10% or greater shareholders are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2004, and no amounts were paid to any executive officer during the prior two fiscal years.

                                         SUMMARY COMPENSATION TABLE
                                                             Long-Term Compensation
                                                        -------------------------------
                              Annual Compensation               Awards          Payouts
                           ------------------------     ---------------------   -------
                                                                         Securi-
                                                                            ties
                                                                     Underly-
                                               Other                   ing                 All
                                               Annual   Restricted   Options              Other
Name and Principal                             Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary     Bonus   sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------    -----   ------   ----------   --------   -------   -------
Blair Zykan,        2004   $0           0       0          0            0         0        0
President and       2003   $ 59,583(1)  0       0          0            0         0        0
Chief Executive     2002   $143,000(1)  0       0          0            0         0        0
Officer             2001   $143,000(1)  0       0          0            0         0        0
--------------

(1) Includes $76,000 which was deferred.



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

Stock Purchase Plans; Profit Sharing and Thrift Plans
-----------------------------------------------------

        Presently, the Company has no stock purchase plans, profit sharing plans or thrift plans except as follows:

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

Option, Warrants, or Rights
---------------------------

Compensation Committee Interlocks

     As of March 31, 2004, there were options outstanding under the Plan to purchase an aggregate of 450,000 shares of Common Stock with exercise prices ranging from $0.25 to $0.39 per share.

     The Securities and Exchange Commission requires disclosure where an executive officer of a company served or serves as a director or on the compensation committee of an entity other than the company and an executive officer of such other entity served or serves as a director or on the compensation committee of the Company. The Company does not have any such interlocks. Decisions as to executive compensation are made by the Compensation Committee.

Audit Committee
---------------

     The Company does not have an Audit Committee. The members of the Board sit as the Audit Committee. Jay Reano sits as the qualified financial expert on the Board of Directors.

Code of Ethics
--------------
     The Company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures

        (1) The Registrant has no standing audit, nominating, and compensa-tion committees of the Board of Directors or committees perform-ing similar functions. The Board acts itself in lieu of committees due to its small size.

        (2) The view of the Board of Directors is that it is appropriate for the Registrant not to have such a committee, because all directors participate in the consideration of director nominees, and the Board is so small.

        (3) Each of the members of the Board which acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

        (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

        (5) The basis for the view of the board of directors that it is appropriate for the Registrant not to have such a policy is that there is no need to adopt a policy for a small company.

        (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations; should provide a completed Directors Question-naire to the Company.

        (7) There are no specific, minimum qualifications that the nominat-ing committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the Board.

        (8) The nominating committee's process for identifying and evalua-tion nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the Board.

        (9) With regard to each nominee approved by the nominating committee for inclusion on the Registrant's proxy card (other than nominees who are executive officers or who are directors stand-ing for re-election), state which one or more of the following categories of persons or entities recommended that nominee:
                Board of Directors and Executive Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of July 17, 2004, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Dale Stonedahl                       5,594,269             25.5%
6525 Gunpark Drive
Suite 150-239
Boulder, CO  80301

Blair Zykan                          1,357,900              6.2%
8750 East Otero Circle
Englewood, CO  80112

Louis F. Coppage                       250,000 (1)          1.1%
UMI 7350 North Broadway
Denver, CO  80211

Jay Reano                              335,714 (2)          1.5%
4035 South Niagara Way
Denver, CO  80237

Aspect Energy LLC                    3,667,045 (3)         13.0%
511 16th Street, Suite 300
Denver, CO  80202

All Directors and Officers           1,943,614              8.7%
as a Group (3 persons)
-------------------

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



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has agreed to pay Louis F. Coppage, a Director of the Company, a fee for his services in connection with the sale of assets to Willette Acquisition Corp. d/b/a Allied Vaughn, upon receipt of payments from Allied Vaughn. (See ITEM 1 - BUSINESS - SALE OF ASSETS.) Mr. Coppage will receive 5% of the first $1 million; 4% of the second $1 million; 3% of the third $1 million; and 2% of the last $500,000. If the Company receives the maximum of $3.5 million, Mr. Coppage will receive a total fee of $130,000. This Agreement was assumed by YGCD Assets, Inc. as of June 1, 2004.

     On September 20, 2002, the Board approved a $50,000 Promissory Note and Security Agreement with HPI Services, Inc. which is affiliated with Jay Reano, a Director of the Corporation. The funds from the Note are to be used to pay outstanding liabilities and to pay future operating costs. This Agreement was assumed by YGCD Assets, Inc. as of June 1, 2004.

     The Note provides for an interest rate of 30% per annum prior to maturity and 40% thereafter; that the loan will become due upon receipt of payments received by the Corporation under its Purchase and Sale Agreement with Allied Vaughn, or September 6, 2006; that a prepayment penalty will apply if paid prior to September 6, 2004; $2,000 of the loan proceeds will be withheld by HPI Services, Inc. to reimburse it for legal fees; and that it will be secured by the Purchase and Sale Agreement with Allied Vaughn and the proceeds from that agreement. This Agreement was assumed by YGCD Assets, Inc. as of June 1, 2004.

     During the period ended March 31, 2004, the Company received a total of $16,000 under the Note, which it applied to outstanding liabilities.

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

  3.2     Bylaws                          Incorporated by reference to Exhibit
                                          3.2 to the Registrant's Report on
                                          Form 10-KSB for the year ended
                                          March 31, 2001

  3.3     Articles of Amendment           Incorporated by reference.
          to Articles of
          Incorporation filed
          October 24, 2002

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

 10.7     Consulting Agreement with       Incorporated by reference
          Louis F. Coppage

 10.8     Stipulation for Settlement      Incorporated by reference
          with North Valley Ventures,
          LLC

 21       Subsidiaries of the             Incorporated by reference to
          Registrant                      Exhibit 21 to the Registrant's
                                          Annual Report on Form 10-KSB for
                                          the fiscal year ended December 31,
                                          2001

31        Certification of Chief          Incorporated by reference
          Executive Officer and
          Chief Financial Officer
          Pursuant to 18 U.S.C.
          Section 1350

32        Certification of Chief          Incorporated by reference
          Executive Officer and
          Chief Financial Officer
          Pursuant to 18 U.S.C.
          Section 135

     (b) The Company filed no Reports on Form 8-K during the last quarter of the period covered by this Report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

       General. Hein & Associates LLP, CPAs ("Hein") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Hein's independence.

AUDIT FEES

     The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB's or services that are norm-ally provided in connection with statutory and regulatory filings were $9,950 for fiscal year 2004 and $9,000 for fiscal year 2003.

     The aggregate fees billed by Hein & Associates LLP for professional services rendered for tax compliance, tax advice and tax planning were $0 for fiscal year 2004, and $17,180 for fiscal year 2003.

ALL OTHER FEES

     In fiscal 2004 and 2003, Hein & Associates LLP fees billed for other services were $0.

        All audit work was performed by the auditors' full time employees.

                                   SIGNATURES:

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 TDI HOLDING CORP.


DATED:  July 14, 2004            By:
                                     ---------------------------
                                     /s/ Blair Zykan
                                     President/Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                      By:
DATED:  July 14, 2004                     -----------------------------
                                          Louis J. Coppage
                                          Director


DATED:  July 14, 2004                 By:
                                          -----------------------------
                                          Jay Reano
                                          Director

                             TDI Holding Corporation

                              Financial Statements
                               For the Years Ended
                             March 31, 2004 and 2003


                                              INDEX TO FINANCIAL STATEMENTS


                                                                                                                    PAGE
Independent Auditor's Report.........................................................................................F-2

Consolidated Balance Sheet - March 31, 2004..........................................................................F-3

Consolidated Statements of Operations - For the Years Ended March 31, 2004 and 2003..................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) - For the Years Ended March 31, 2004
      and 2003.......................................................................................................F-5

Consolidated Statements of Cash Flows - For the Years Ended March 31, 2004 and 2003..................................F-6

Notes to Consolidated Financial Statements...........................................................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Stockholders and Directors
TDI Holding Corporation
Denver, Colorado


We have audited the accompanying consolidated balance sheet of TDI Holding Corporation (formerly TangibleData, Inc.) and Subsidiary (the "Company") as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TDI Holding Corporation and Subsidiary as of March 31, 2004 and the results of their operations and their cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of March 31, 2004, the Company has incurred losses from operations since inception. This factor, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ HEIN & ASSOCIATES LLP
HEIN & ASSOCIATES LLP

Denver, Colorado
June 18, 2004


                                         TDI HOLDING CORPORATION AND SUBSIDIARY
                                              (FORMERLY TANGIBLEDATA, INC.)

                                               CONSOLIDATED BALANCE SHEET
                                                     MARCH 31, 2004


                                                         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                                         $          4,000
    Other receivables                                                                                            2,000
    Receivable - stockholder and director                                                                        1,000
    Receivable reserve                                                                                          (3,000)
                                                                                                      ----------------

TOTAL CURRENT ASSETS                                                                                  $          4,000
                                                                                                      ================

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                                  $         88,000
    Accrued liabilities                                                                                        372,000
    Note payable - related party                                                                                36,000
    Note payable                                                                                               130,000
                                                                                                      ----------------
         Total current liabilities                                                                             626,000
                                                                                                      ----------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3 and 6)

STOCKHOLDERS' DEFICIT:
    Common stock, no par value; 100,000,000 shares authorized; 21,938,308 shares
         issued and outstanding                                                                             13,242,000
    Accumulated deficit                                                                                    (13,864,000)
                                                                                                      ----------------
         Total stockholders' deficit                                                                          (622,000)
                                                                                                      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                           $          4,000
                                                                                                      ================

                       See accompanying notes to these consolidated financial statements.
                                                       F-3




                                         TDI HOLDING CORPORATION AND SUBSIDIARY
                                              (FORMERLY TANGIBLEDATA, INC.)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        FOR THE YEARS ENDED MARCH 31,
                                                                                      -----------------------------------
                                                                                           2004               2003
                                                                                      ----------------   ----------------

NET REVENUES                                                                          $           -      $      301,000

OPERATING EXPENSES:
    Materials, freight, packaging and contract production labor                                   -             182,000
    Salaries                                                                                 15,000             284,000
    Consulting and employment expenses paid with stock and stock options                          -              75,000
    Depreciation and amortization                                                                 -             119,000
    Other general and administration                                                         50,000             575,000
                                                                                      -------------      --------------
         Total other operating expenses                                                      65,000           1,235,000
                                                                                      -------------      --------------

LOSS FROM OPERATIONS:                                                                       (65,000)           (934,000)

OTHER INCOME AND (EXPENSE):
    Imputed interest on convertible debenture                                                     -             (17,000)
    Interest expense                                                                        (25,000)            (27,000)
    Loss on disposal of assets                                                                    -            (521,000)
    Other expense                                                                            (4,000)            (10,000)
    Other income                                                                                  -               1,000
                                                                                      -------------      --------------
         Total other income (expense)                                                       (29,000)           (574,000)
                                                                                      -------------      --------------

NET LOSS                                                                              $     (94,000)     $   (1,508,000)
                                                                                      =============      ==============

Basic and diluted net loss per share                                                  $        (.07)     $         (.07)
                                                                                      =============      ==============

Weighted average shares outstanding                                                      21,676,000          21,676,000
                                                                                      =============      ==============


                       See accompanying notes to these consolidated financial statements.
                                                      F-4




                                         TDI HOLDING CORPORATION AND SUBSIDIARY
                                              (FORMERLY TANGIBLEDATA, INC.)

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


                                                          COMMON STOCK              ACCUMULATED
                                                 -------------------------------
                                                    SHARES           AMOUNT           DEFICIT            TOTAL
                                                 --------------   --------------  -----------------  --------------
 BALANCES, March 31, 2002                          21,629,308     $ 13,118,000    $   (12,262,000)   $    856,000

     Contribution of services                               -           34,000                  -          34,000
     Stock issued for services                        309,000           65,000                  -          65,000
     Warrants for non-employee services                     -           10,000                  -          10,000
     Net loss                                               -                -         (1,508,000)     (1,508,000)
                                                 ------------     ------------    ---------------    ------------

 BALANCES, March 31, 2003                          21,938,308       13,227,000        (13,770,000)       (543,000)

     Contribution of services                               -           15,000                  -          15,000
     Net loss                                               -                -            (94,000)        (94,000)
                                                 ------------     ------------    ---------------    ------------

 BALANCES, March 31, 2004                          21,938,308     $ 13,242,000    $   (13,864,000)   $   (622,000)
                                                 ============     ============    ===============    ============



                       See accompanying notes to these consolidated financial statements.
                                                      F-5


                                         TDI HOLDING CORPORATION AND SUBSIDIARY
                                              (FORMERLY TANGIBLEDATA, INC.)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              FOR THE YEARS ENDED
                                                                                                   MARCH 31,
                                                                                       ----------------------------------
                                                                                             2004              2003
                                                                                       -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $      (94,000)    $  (1,508,000)
    Adjustments to reconcile net loss to net cash from operating activities:
        Loss on sale of net assets                                                                  -           521,000
        Depreciation and amortization                                                               -           119,000
        Imputed interest on convertible debenture                                                   -            17,000
        Loss on abandonment of leasehold improvements                                               -             3,000
        Expenses paid with stock and stock options                                                  -            75,000
        Accrued salary contributed by officer and director                                     15,000            34,000
        Changes in operating assets and liabilities (increase) decrease:
           Receivables                                                                          1,000            61,000
           Inventories                                                                              -             4,000
           Other assets                                                                        11,000            40,000
           Accounts payable and accrued liabilities                                            50,000           221,000
                                                                                       --------------     -------------
         Net cash used in operating activities                                                (17,000)         (413,000)
                                                                                       --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale (purchase) of investments                                                                  -            35,000
                                                                                       --------------     -------------
         Net cash provided by (used in) investing activities                                        -            35,000
                                                                                       --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of notes and capital lease obligations                                                -           (12,000)
    Proceeds from notes                                                                        16,000            19,000
                                                                                       --------------     -------------
         Net cash provided by financing activities                                             16,000             7,000
                                                                                       --------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      (1,000)         (371,000)

CASH AND CASH EQUIVALENTS, beginning of year                                                    5,000           376,000
                                                                                       --------------     -------------

CASH AND CASH EQUIVALENTS, end of year                                                 $        4,000     $       5,000
                                                                                       ==============     =============

                        See accompanying notes to these consolidated financial statements
                                                       F-6

                     TDI HOLDING CORPORATION AND SUBSIDIARY
                          (FORMERLY TANGIBLEDATA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        -----------------------------------------------------------

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

        Revenue Recognition - Revenue is recognized for fulfillment and publication services upon shipment of the product to the end users. Revenue for storage services was recognized over the life of the storage contract. The Company does not currently have any storage contracts.

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

        Financial Instruments - The carrying amount of receivables, accounts payable, line-of-credit, and accrued liabilities and notes payable approximate fair value due to their short maturities or interest rates that approximate market.

        Stock-Based Compensation - The Company accounts for stock-based compensation for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock, stock options or other similar instruments, granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock.

                     TDI HOLDING CORPORATION AND SUBSIDIARY
                          (FORMERLY TANGIBLEDATA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company is subject to the pro forma disclosure requirements for stock-based compensation for employees. For the years ended March 31, 2004 and 2003, there was no compensation expense related to options granted to employees under APB 25 or SFAS No. 123 for purposes of the SFAS No. 123 pro forma net loss disclosure.

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

        Options to purchase 450,000 shares of common stock, and warrants to purchase 248,366 shares of common stock were outstanding at March 31, 2004. As discussed above, due to the net loss, the options and warrants are anti-dilutive.

        Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

        New Accounting Pronouncements - The Company is not aware of any new accounting pronouncements that would significantly affect the Company.

2.      LIQUIDITY:
        ---------

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

        The Company had losses since inception, a stockholders' deficit and a working capital deficit of $622,000.

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

        Because the achievement of these plans is dependent upon future events, there can be no assurance that future profitable operations will occur as planned. As a result, there is a substantial doubt regarding the Company's ability to continue as a going concern.


3.      SALE OF OPERATIONS:
        ------------------

        In October 2002, the Company sold its primary assets to an entity ("WAC") for an amount to be paid based on future earnings ("Earnings"), if any, of the assets sold. The financials do not include any other adjustments other than a loss of $521,000 recorded on the proposed sale during the year ended March 31, 2003.

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

        The Company adopted a Plan of Partial Liquidation under which it assigned the Willette Acquisition Agreement to YGCD Assets, Inc., the Company's wholly owned subsidiary, for the purchase price. YGCD Assets, Inc. also assumed the liabilities of the Company and is to receive a Note from the Company in the amount of $100,000 to apply to liabilities as assumed. The Company also approved the spin off, by dividend, of YGCD Assets, Inc. to all shareholders of the Company as of June 1, 2004, on a pro rata basis.

        The Company has the right to inspect the books and records of Allied Vaughn (parent of WAC) associated with the calculation of the purchase price payments. However, we do not have the right to require an audit of such records.

                     TDI HOLDING CORPORATION AND SUBSIDIARY
                          (FORMERLY TANGIBLEDATA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        As part of the Purchase Agreement, Allied Vaughn entered into employment agreements with Blair Zykan (President and a Director of the Company), Joanne Keys (then Chief Technical Officer of the Company), and Alex de St. Simon (then an employee of the Company and the husband of Brenda Molloy-de St. Simon, a former officer of the Company). The employment agreements are for an initial period of one year and include non-competi -tion provisions. The base salaries are $121,000 for Blair Zykan, $125,000 for Joanne Keys and $104,000 for Alex de St. Simon.

        In addition, the Purchase Agreement provides that Allied Vaughn will pay 10% of the operating profits of the branch which operates the business to key employees of the branch. The Company will have the sole discre-tion to determine which key employees will receive such payments and the portion of the 10% to be paid to each of them. The employment agreements discussed above also provide that each of these persons will receive a portion of this 10% payment.

4.      CONVERTIBLE NOTE PAYABLE AND NOTE PAYABLE:
        -----------------------------------------

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

        On September 20, 2002, the Board approved a $50,000 Promissory Note and Security Agreement with an entity, which is owned by a director of the Company. The note acts as a line-of-credit facility and has a balance of approximately $36,000 at March 31, 2004. The funds from the note are to be used to pay outstanding liabilities and to pay future operating costs.

        The Note provides for an interest rate of 30% per annum prior to maturity and 40% thereafter; that the loan will become due upon receipt of payments received by the Company under its Purchase and Sale Agreement with WAC or September 6, 2005. The note is collateralized by the Purchase and Sale Agreement with WAC and the proceeds from the Agreement. During the period ended March 31, 2004 and 2003, the Company received a total of $16,000 and $20,000 in proceeds from the note, respectively.

5.      STOCKHOLDERS' EQUITY:
        --------------------

        During the year ended March 31, 2003, the Company issued warrants for the purchase of 50,000 shares of common stock to a marketing firm for services rendered. The warrants expire in April 2006 and have an exercise price of $.25 per share. The Company recorded $10,000 of expense related to these warrants based on the fair value using the Black Scholes pricing model.

        During the year ended March 31, 2003, the Company issued 179,000 shares of common stock for services rendered to the Company. The shares were valued at the current market price on the date of issuance, and the Company recognized $27,000 of expense.

                     TDI HOLDING CORPORATION AND SUBSIDIARY
                          (FORMERLY TANGIBLEDATA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        During November of 2001, the Company agreed to issue a total of 475,000 shares of its common stock to three employees as payment for services rendered and to be rendered. In fiscal 2003, shares were fully vested, and the Company recognized $38,000 of expenses for the vested portion for the stock issued.

        The Company has an equity incentive plan which provides for the issuance of qualified and non-qualified stock options, restricted stock awards, stock appreciation rights, stock bonuses and other stock grants to certain key employees of the Company and certain consultants. The plan will terminate on April 20, 2010. Under the plan, the number of shares in the aggregate authorized for issuance shall not exceed 2,000,000. Shares authorized for issuance can only increase by approval of the Board and shareholders of the Company. As of March 31, 2004, approximately 1,550,000 shares remain available under the plan.

        The following table summarizes the incentive stock option activity for the years ended March 31, 2004 and 2003:


                                                                               Number of              Weighted Average
                                                                                Options                Exercise Price
                                                                          ---------------------     ---------------------
               Outstanding, March 31, 2002                                         153,000          $         .37
                   Cancelled due to termination of employee                       (153,000)                   .37
                                                                          ----------------          -------------

               Outstanding, March 31, 2003 and 2004                                      -                      -
                                                                          ================          =============

        The following table summarizes activity for non-qualified options for the years ended March 31, 2004 and 2003:

                                                                               Number of              Weighted Average
                                                                                Options                Exercise Price
                                                                          ---------------------     ---------------------

               Outstanding, March 31, 2002                                         940,000          $         .66
                   Issued to director                                               50,000                    .25
                   Cancelled due to employee termination                          (540,000)                   .84
                                                                          ----------------          -------------

               Outstanding, March 31, 2003 and 2004                                450,000                    .37
                                                                          ================          =============


        All of the above options expire in 2007 and are vested.

                     TDI HOLDING CORPORATION AND SUBSIDIARY
                          (FORMERLY TANGIBLEDATA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The Company's outstanding warrants as of March 31, 2004 can be summarized as follows:

                                                                             Number of          Per Share        Expiration
                                                                             Warrants           Exercise            Date
       Holders(s)                                                                                 Price
       -------------------------------------------------------------      ----------------    --------------    -------------
       Marketing  firm in connection  with  services  performed for             50,000        $      0.25           2006
       the Company

       Underwriter in connection with private placement                        155,616               2.00           2005

       Underwriter in connection with private placement                         42,750               0.50           2006
                                                                          ------------

                                                                               248,366
                                                                          ============


6.      COMMITMENTS:
        -----------
        On October 16, 2002, North Valley Ventures, LLC filed a lawsuit against the Company in the Colorado District Court in Adams County, Colorado. The plaintiff is the landlord of the space the Company leased in Thornton, Colorado. The complaint alleged that the Company was in viola-tion of the terms of its lease and sought possession of the space and damages for unpaid past rent and future rent under the lease. The Company subsequently entered into a stipulation granting possession of the space to the landlord.

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

        The landlord has agreed not to execute on the judgment on certain conditions. One of the conditions is that the Company establish a trust by December 31, 2003, into which all of the payments received from Willette Acquisition Corp. d/b/a Allied Vaughn are to be placed, which the Company established in a Plan of Liquidation. The landlord is to receive payments equal to 50% of the net amounts received by the trust after deducting certain other expenses that are payable out of the pay-ments from Allied Vaughn. The maximum amount to be paid to the landlord by the trust is $250,000. The Company has also granted the landlord a security interest in the Purchase and Sale Agreement with Allied Vaughn. The landlord has stipulated to release the Judgment against the Company in consideration of the assumption by YGCD Assets, Inc. of the debt of the Company.


7.      INCOME TAXES:
        ------------

        Long-term deferred tax assets (liabilities) consist of the following:

              Tax effect of net operating loss carryforwards             $   1,910,000
              Tax effect of loss not recognized on sale of operations          110,000
                                                                         -------------
                                                                             2,020,000
              Less valuation allowance                                      (2,020,000)
                                                                         -------------

              Net tax asset                                              $           -
                                                                         =============

                     TDI HOLDING CORPORATION AND SUBSIDIARY
                          (FORMERLY TANGIBLEDATA, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company has net operating loss carryforwards (NOL's) of approximately $5,000,000, which will expire in the years 2020 to 2024. These NOL's may be subject to limitation based on IRS code section 382 relating to changes in control of the Company.

      The actual income tax expense (benefit) differs from the expected tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% as follows:

                                                                   For the Year Ended                For the Year Ended
                                                                     March 31, 2004                    March 31, 2003
                                                             -------------------------------- ---------------------------------
                                                                   %             Amount              %             Amount
                                                             --------------- ---------------- ---------------- ----------------
      Computed (expected) tax expense (benefit)                      (34%)   $     (32,000)             (34%)  $     (512,000)
      State income taxes, net of Federal income tax
            benefit                                                 (3.1%)          (3,000)            (3.1%)         (47,000)
      Non-deductible expense and other                               6.4%            6,000              (.5%)          (7,000)

      Valuation allowance                                            30.7%          29,000              37.6%         566,000
                                                             -------------   -------------    ---------------  --------------

      Net tax expense (benefit)                                        -     $           -                  -  $            -
                                                             =============   =============    ===============  ==============