Form 10KSB/A
period 2004-03-31
TDI HOLDING CORP
filed 2004-07-27
CIK 797329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                                  AMENDMENT #1



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


                                 TDI HOLDING CORP.


DATED:  July 27, 2004            By: /s/ Blair Zykan
                                     ---------------------------
                                     Blair Zykan
                                     President/Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                                      By: /s/ Louis J. Coppage
DATED:  July 14, 2004                     -----------------------------
                                          Louis J. Coppage
                                          Director


DATED:  July 14, 2004                 By: /s/ Jay Reano
                                          -----------------------------
                                          Jay Reano
                                          Director

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