Form 10QSB
period 2004-06-30
TDI HOLDING CORP
filed 2004-08-23
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004



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

                            Yes X             No___

As of June 30, 2004, the Registrant had 21,938,308 shares of its no par value common stock outstanding.

Item 1 - Financial Statements

Balance Sheet as of June 30, 2004 and March 31, 2004                  F-1

Statements of Operations for the three months ended
June 30, 2004 and June 30, 2003                                       F-2

Statements of Cash Flows for the three months ended
June 30, 2004 and June 30, 2003                                       F-3

Consolidated Statements of Stockholders' Equity (Deficit)
June 30, 2004 and June 30,2003                                        F-4


TDI HOLDING CORP.


BALANCE SHEET

                                                            30-Jun-04            31-Mar-04
                                                            (unaudited)          (unaudited*)

ASSETS

Current Assets:
Cash and cash equivalents                                      $3,000               $4,000
Other Receivables                                              $2,000               $2,000
Receivables - stockholder and director                         $1,000               $1,000
Receivable reserve                                            ($3,000)             ($3,000)
                                                           -----------          ------------
Total current assets                                            3,000               $4,000


Total Assets                                                   $3,000               $4,000
                                                           ===========          ============

LIABILITIES AND STOCKHOLDERS' DEFICT

Current Liabilities:
Accounts payable                                              $85,000              $88,000
Accrued liabilities                                           380,000              372,000
Notes payable - Related Party                                  38,000               36,000
Note payable                                                  130,000              130,000
                                                           -----------          ------------
Total Current Liabilities                                    $633,000             $626,000

Total  liabilities                                           $633,000             $626,000
                                                           -----------          ------------
Stockholders' Deficit:
Common Stock, no par value; 100,000,000
shares authorized and 21,938,308 shares
issued and outstanding at June 30, 2004                    13,246,000           13,242,000
Accumulated Deficit                                       (13,876,000)         (13,864,000)
                                                           -----------          ------------
Total stockholders' (deficit)                                (630,000)            (622,000)
                                                           -----------          ------------
Total Liabilities and Stockholders' Deficit                    $3,000               $4,000
                                                           ===========          ============

See accompanying notes to these financial statements.

* These figures were derived from the audited financial statements for year-end-ed March 31, 2004.


TDI HOLDING CORP.


STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three Months Ended


                                                      30-Jun-04            30-Jun-03
                                                -----------------    -----------------
Revenues                                        $          3,000     $              0
                                                -----------------    -----------------
                                                           3,000                    0

Operating Expenses:
Salaries                                                   4,000                    0
Other general and
administrative costs                                       4,000               13,000
                                                -----------------    -----------------

Total operating expenses                                   8,000               13,000
                                                -----------------    -----------------
Loss From Operations                                      (8,000)             (13,000)

Other Income and (Expense)
Interest and other expense                                (7,000)              (6,000)
Other income                                                   0                    0
                                                -----------------    -----------------

Total Other Income and (Expense                           (7,000)              (6,000)

Net Loss                                        $        (12,000)    $        (19,000)
                                                =================    =================
Basic and Diluted Loss
Per Share                                                 *                       *

Weighted Average Shares
Outstanding                                           21,938,308           21,938,308

* Less than ($.01) per share.



              TDI HOLDING CORPORATION AND SUBSIDIARY
                          (FORMERLY TANGIBLEDATA, INC.)

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               FOR THE QUARTER ENDED JUNE 30, 2004




                                             Common               Stock
                                             ------------         -------------        Accumulated
                                             Shares               Amount               Deficit       Total
                                             ----------           ------------         ------------  -----------
BALANCES, March 31, 2004                       21,938,308           13,242,000         $(13,864,000)    $(622,000)
                                             -------------        -------------         ------------     ---------

Paid in Capital                                                          4,000                              4,000
Net loss                                                0                    0              (12,000)      (12,000)
                                             -------------        -------------         ------------     ---------
BALANCES, June 30, 2004                        21,938,308           13,246,000         $(13,876,000)    $(630,000)
                                             =============        =============         ============     =========



TDI HOLDING CORP.

STATEMENTS OF CASH FLOWS
For the Three Months Ended
(UNAUDITED)

                                                      30-Jun-04              30-Jun-03
                                                 ------------------     ------------------
Cash Flows from Operating Activities:
Net loss                                               $ (12,000)       $       (19,000)

Adjustment to reconcile net loss to net cash
  from Operating Activities:
Accrued salary contributed by officer & director           4,000                      0

Changes in operating assets (Increase)/Decrease:
Receivables                                                    0                  2,000
Inventories                                                                      (4,000)
Increase (decrease) in accounts payable and
accrued liabilities                                        5,000                 (4,000)
                                                 ------------------     ------------------
Net cash used in operating activities                     (3,000)               (17,000)


Cash Flows from Financing Activities
Proceeds from Notes Payable                                2,000                 17,000
                                                 ------------------     ------------------
Net cash provided by financing activities                  2,000                 17,000

Net (Decrease) Increase in Cash and Cash
Equivalents                                               (1,000)                     0
Cash and Cash Equivalents, beginning
of period                                                  4,000                  5,000
                                                 ------------------     ------------------
Cash and Cash Equivalents, end of period               $   3,000        $        $5,000
                                                 ==================     ==================

                               TDI HOLDING CORP.


             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 - The accompanying unaudited condensed financial statements have been prepared in accordance with generall accepted accounting principles in the USA and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These state- ments should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filing for the year ended March 31, 2004.


Note 2 - Summary of Significant Accounting Policies

Going Concern Basis - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 30, 2004, there was accumulated deficit of ($13,876,000). These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obliga-tions on a timely basis, to obtain additional financing as may be required and ultimately to attain successful operations. Management is of the opinion that it will have to seek other business opportunities in order to generate revenues or cash flows, and it has no plans or prospects for such at this time.

Note 3 - The Company adopted a Plan of Partial Liquidation under which it assigned the Willette Acquisition Agreement to YGCD Assets, Inc., the Company's wholly owned subsidiary. YGCD Assets, Inc. also assumed the liabilities of the Company and is to receive a Note from the Company in the amount of $100,000 to apply to liabilities as assumed. The Company also approved the spin off, by dividend, of YGCD Assets, Inc. to all shareholders of the Company as of June 1, 2004, on a pro rata basis. Such action was not complete at June 30, 2004 but is expected to be completed in the third quarter of 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

     In 2002, the Company agreed to sell its business assets, and shareholders approved the sale in October 2002. The transaction was completed in the fiscal year ended March 31, 2003. The previous operations were all discontinued, and the Company has no current operations.

     During the three months ended June 30, 2004 and 2003, the Company had $3,000 and $0 in revenue, respectively. There were salaries of $4,000 for the three months ended June 30, 2004 compared to no salaries for the three months ended June 30, 2003. There was no depreciation for the three months ended June 30, 2004 and 2003.

     Accrued interest and other expense for the three months ended June 30, 2004 was $7,000 compared to $6,000 for the three months ended June 30, 2003.

     The Company had a net loss in the quarter of ($12,000) in 2004 compared to ($19,000) in 2003. The Company had a net loss per share of a nominal amount in the quarter in 2004 and in the same quarter of 2003. Readers should note that since the first quarter of 2002, the Company has discontinued operations.

     The Company expects that the trend of losses will continue until business operations can be achieved which operate at least on a break even basis. There is no assurance that any such business can be found.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $(630,000) at June 30, 2004.

     Cash used in operating activities was $3,000 for the three months ended June 30, 2004 compared to $17,000 during the three months ended June 30, 2003.

     There was no cash used in investing activities during the three months ended June 30, 2004 or in the three months ended June 30, 2003.

     There was $2,000 and $17,000 cash provided by financing activities during the three months ended June 30, 2004 or 2003, respectively. This cash was the result of proceeds from borrowings on a line-of-credit.

     The Company has had losses since inception due to its inability to raise a desired level of financing. The Company agreed to sell its business in 2002. The Company is pursuing a strategic partner which would acquire control of the Company concurrent with a merger of a business.

     At June 30, 2004, the Company had minimal cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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


GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for year ended March 31, 2004. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $633,000 of which is all current, $3,000 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements.


ITEM 3.  INTERNAL CONTROLS AND PROCEDURES

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2004 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

     The landlord has agreed not to execute on the judgment on certain conditions. One of the conditions is that the Company establish a trust by December 31, 2003, into which all of the payments received from Willette Acquisition Corp. d/b/a Allied Vaughn are to be placed, which the Company has established under the Plan of Liquidation. The landlord is to receive payments equal to 50% of the net amounts received by the trust after deducting certain other expenses that are payable out of the payments from Allied Vaughn. The maximum amount to be paid to the landlord by the trust is $250,000. The Company has also granted the landlord a security interest in the Purchase and Sale Agreement with Allied Vaughn. The landlord has stipulated to release the Judgment against the Company in consideration of the assumption by YGCD Assets, Inc. of the debt of the Company. The stipulation has been filed with the Court.


ITEM 2 - Changes in Securities and Use of Proceeds.

     None.


ITEM 3 - Defaults on Senior Securities.

     None.


ITEM 4 - Submission of Matters to a Vote of Security Holders.

     None in the quarterly period ended June 30, 2004.


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

                                     TDI HOLDING CORP.




Dated: August 19, 2003               By: /s/ Blair Zykan
                                         ----------------------------
                                         Blair Zykan, President, CEO, & CFO