Form 10QSB
period 2004-09-30
TDI HOLDING CORP
filed 2004-11-15
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004


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

                            Yes [X]             No [_]

As of September 30, 2004, the Registrant had 21,938,308 shares of its no par value common stock outstanding.

                             TDI HOLDING CORPORATION


                          Form 10-QSB Quarterly Report


                                Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheets as of September 30, 2004 (unaudited) and
  March 31, 2004.................................................     F-1

  Statements of Operations for the three and six months ended
  September 30, 2004 and 2003 (unaudited)........................     F-2

  Statements of Cash Flows for the six months ended
  September 30, 2004 and 2003 (unaudited)........................     F-3

  Notes to Financial Statements (unaudited)......................     F-4

Item 2 - Management's Discussion and Analysis or Plan of
Operations ......................................................     3

Item 3 - Controls and Procedures ................................     6

Part II - Other Information .....................................     7

Item 1 - Legal Proceedings ......................................     7

Item 2 - Unregistered Sales of Equity Securities and Use of
Proceeds ........................................................     7

Item 3 - Defaults Upon Senior Securities ........................     7

Item 4 - Submission of Matters to a Vote of Security Holders.....     8

Item 5 - Other Information ......................................     8

Item 6 - Exhibits ...............................................     8

Signatures ......................................................     9

ITEM 1. FINANCIAL STATEMENTS



                                TDI HOLDING CORP.

                                 BALANCE SHEETS

                                                                    SEPTEMBER 30, 2004         MARCH 31, 2004
                                                                       (unaudited)                   (**)
ASSETS

Current Assets:
Cash and cash equivalents                                                 $ 3,000                 $ 4,000
Other receivables                                                         $     0                 $ 2,000
Receivables - stockholder & director                                      $     0                 $ 1,000
Other current assets                                                      $     0                ($ 3,000)
                                                                     -------------           -------------
Total current assets                                                      $ 3,000                 $ 4,000


Total Assets                                                              $ 3,000                $  4,000
                                                                     =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                         $ 88,000                $ 88,000
Accrued liabilities                                                     $ 387,000               $ 372,000
Notes payable and Related Party                                          $ 45,000                $ 36,000
Note payable                                                            $ 130,000               $ 130,000
                                                                     -------------           -------------
Total current liabilities                                               $ 650,000               $ 626,000
                                                                     -------------           -------------

Total current liabilities                                               $ 650,000               $ 626,000
                                                                     -------------           -------------
Stockholders' (Deficit):
Common Stock, no par value; 100,000,000
shares authorized and 21,938,308 shares
issued and outstanding at September 30, 2004                         $ 13,250,000            $ 13,242,000
Accumulated Deficit                                                 $ (13,897,000)          $ (13,864,000)
                                                                     -------------           -------------
Total stockholders' (deficit)                                          $ (647,000)             $ (622,000)
                                                                     -------------           -------------
Total Liabilities and Stockholder's Deficit                               $ 3,000                $  4,000
                                                                     =============           =============


** Derived from the company's audited balance sheet at March 31, 2004.

   The accompanying notes are an integral part of these financial statements.



                                    STATEMENTS OF OPERATIONS
                               For the Three and Six Months Ended


                                        THREE MONTHS ENDING     THREE MONTHS ENDING     SIX MONTHS ENDING   SIX MONTHS ENDING
                                        SEPTEMBER 30, 2004      SEPTEMBER 30, 2003     SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                        ------------------      ------------------      -----------------   ------------------- -
                                        (unaudited)             (unaudited)             (unaudited)         (unaudited)

Revenues                                     $ -                 $       -               $    3,000         $         -

Operating Expenses:
Salaries                                  $ 4,000                $       -                    8,000         $         -
General and administrative
costs                                     $10,000                $   6,000                   14,000         $    19,000
                                      ------------            -------------             ------------        -----------
Total operating
expenses                                  $14,000              $     6,000                   14,000         $    19,000
                                      ------------            -------------             ------------        -----------
Loss From Operations                     $(14,000)              $   (6,000)                ($19,000)       ($    19,000)

Other Income and (Expense)
Interest and other expense               $ (7,000)                $ (7,000)                ($14,000)       ($    13,000)
                                      ------------            -------------             ------------        -----------
Total Other Income and (Expense)         $ (7,000)                $ (7,000)                ($14,000)       ($    13,000)

Net Loss                                $ (21,000)              $  (13,000)                ($33,000)       ($    32,000)
                                      ============            =============             ============        ===========
Basic and Diluted Loss
Per Share                                  ($0.00)                 ($ 0.00)                  ($0.00)            ($0.00)

Weighted Average Shares
Outstanding                            21,290,797               21,290,797               21,290,797          21,290,797
                                      ============            =============             ============        ===========



                            STATEMENTS OF CASH FLOWS
                            For the Six Months Ended



                                                        SIX MONTHS ENDED        SIX MONTHS ENDED
                                                        SEPTEMBER 30, 2004      SEPTEMBER 30, 2003
                                                        ------------------      ------------------
                                                        (unaudited)             (unaudited)
Cash Flows from Operating Activities:
Net loss                                                $  (33,000)             ($   32,000)
Adjustments to reconcile net loss to net cash
from operating activities:
Accrued salaries contributed by officer and director    $    8,000              $         -
Changes in operating assets (Increase)/Decrease
Receivables                                                     -               $     3,000
Prepaids and other                                              -               $     4,000
Increase in accounts payable and
accrued liabilities                                     $   15,000              $     6,000
                                                        -----------             ------------
Net cash used in operating activities                   $  (10,000)            ($    19,000)
                                                        -----------             ------------
Cash Flows from Financing Activitities
Proceeds from Notes Payable                             $    9,000                   17,000
                                                        -----------             ------------
Net cash provided by financing activities               $    9,000              $    17,000

Net (Decrease) Increase in Cash and Cash
Equivalents                                             $   (1,000)             $  (  2,000)
Cash and Cash Equivalents, beginning
of period                                               $    4,000              $     5,000
                                                        -----------             ------------
Cash and Cash Equivalents, end of period                $    3,000              $     3,000
                                                        ===========             ============

                               TDI HOLDING CORP.
                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


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


Note 2 - Going Concern Basis - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of September 30, 2004, there was accumulated deficit of ($647,000). These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obliga- tions on a timely basis, to obtain additional financing as may be required and ultimately to attain successful operations. Management is of the opinion that it will have to seek other business opportunities in order to generate revenues or cash flows, and it has no plans or prospects for such at this time.

Note 3 - The Company adopted a Plan of Partial Liquidation under which it assigned the Willette Acquisition Agreement to YGCD Assets, Inc., the Company's wholly owned subsidiary. YGCD Assets, Inc. also assumed the liabilities of the Company and is to receive a Note from the Company in the amount of $100,000 to apply to liabilities as assumed. The Company also approved the spin off, by dividend, of YGCD Assets, Inc. to all shareholders of the Company as of June 1, 2004, on a pro rata basis. Such action was not complete at September 30, 2004 but is expected to be completed in the third quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OR RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

     In 2002, the Company agreed to sell its business assets, and shareholders approved the sale in October 2002. The transaction was completed in the fiscal year ended March 31, 2003. The previous operations were all discontinued, and the Company has no current operations.

     During the three months ended September 30, 2004 and 2003, the Company had $0 in revenue. There were salaries of $4,000 for the three months ended September 30, 2004 compared to no salaries for the three months ended September 30, 2003. There was no depreciation for the three months ended September 30, 2004 and 2003.

     Accrued interest and other expense for the three months ended September 30, 2004 and 2003 was $7,000.

     The Company had a net loss in the quarter of ($21,000) in 2004 compared to ($13,000) in 2003. The Company had a net loss per share of a nominal amount in the quarter in 2004 and in the same quarter of 2003. Readers should note that since the first quarter of 2002, the Company has discontinued operations.

     The Company expects that the trend of losses will continue until business operations can be achieved which operate at least on a break even basis. There is no assurance that any such business can be found.


SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 30, 2003

     During the six months ended September 30, 2004 and 2003, the Company had $3,000 and $0 in other income, respectively.

     Interest and other expense for the six months ended September 30, 2004 was $14,000 compared to $13,000 for the six months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $647,000 at September 30, 2004.

     Cash used in operating activities was $10,000 for the six months ended September 30, 2004 compared to $19,000 during the six months ended September 30, 2003.

     There was no cash used in investing activities during the six months ended September 30, 2004 or in the six months ended September 30, 2003.

     There was $9,000 and $17,000 cash provided by financing activities during the six months ended September 30, 2004 or 2003, respectively. This cash was the result of proceeds from borrowings on a line-of-credit.

     The Company has had losses since inception due to its inability to raise a desired level of financing. The Company agreed to sell its business in 2002. The Company is pursuing a strategic partner which would acquire control of the Company concurrent with a merger of a business.

     At September 30, 2004, the Company had minimal cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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

GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for year ended March 31, 2004. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $650,000 of which is all current, $3,000 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

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

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2004 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS

     None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 27, 2004, the shareholders of the Company, at an Annual Meeting of the Shareholders, 1) approved a change of name of the Company to a name to be determined by the Board of Directors, 2) approved further approved a reverse split of the Company's common stock on a one for 44 basis to become effective when determined by the Board of Directors, and 3) appointed Blair Zykan, Louis
F. Coppage, and Jay Reano as directors of the Company.

There were 21,759,308 shares issued and outstanding at the date of the meeting. A quorum of shareholders were present at the meeting, and the name change and reverse split were approved by a majority vote.


ITEM 5 - OTHER INFORMATION

     None.


ITEM 6 - EXHIBITS

     (a)  Exhibits:  31  Sarbanes-Oxley Certificate
                     32  Sarbanes-Oxley Certificate

     (b)  Reports on Form 8-K:  8-K filed 8/12/04

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TDI HOLDING CORPORATION




Dated: November 12, 2004             By: /s/ Blair Zykan
                                         ------------------------------------
                                         Blair Zykan, President and
                                         Chief Financial Officer