Form 10QSB
period 2004-12-31
TDI HOLDING CORP
filed 2005-02-22
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2004


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

                            Yes [X]             No [_]

As of December 31, 2004, the Registrant had 21,938,038 shares of its no par value common stock outstanding.

                             TDI HOLDING CORPORATION


                          Form 10-QSB Quarterly Report


                                Table of Contents


Part I - Financial Statements                                       Page

Item 1 - Financial Statements

  Balance Sheet as of December 31, 2004 .........................     F-1

  Statements of Operations for the three and nine months ended
  December 31, 2004 and December 31, 2003 .......................     F-2

  Statements of Cash Flows for the nine months ended
  December 31, 2004 and December 31, 2003 .......................     F-3

  Notes to Consolidated Condensed Financial Statements ..........     F-4

Item 2 - Management's Discussion and Analysis and Results
         of Operations ..........................................     3

Item 3 - Controls and Procedures ................................     4

Part II - Other Information .....................................     5

Item 2 - Changes in Securities and Use of Proceeds...............     5

Item 3 - Defaults on Senior Securities...........................     5

Item 4 - Submission of Matters to a Vote of Security Holders.....     5

Item 5 - Other Information.......................................     5

Item 6 - Exhibits and Reports on Form 8-K........................     5

Signatures ......................................................     6

ITEM 1. FINANCIAL STATEMENTS


                             TDI HOLDING CORP.
                               Balance Sheets

                                                                                 December 31         March 31,
                                                                                    2004                2004
                                                                               ----------------------------------------
                                                                                (Unaudited)             (**)
ASSETS
 Current Assets:
Cash and Cash Equivalents                                                    $           1,000  $            4,000
Other receivables                                                                            -               2,000
Receivables - stockholder & director                                                         -               1,000
Other current assets                                                                         -              (3,000)
                                                                                     ---------          -----------
 Total Current Assets                                                                    1,000               4,000


Total Assets                                                                 $           1,000  $            4,000
                                                                                     =========          ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                                             $               -  $           88,000
Accrued Liabilities                                                                     62,000             372,000
Notes payable and Related Party                                                         45,000              36,000
Note payable to YGCD Assets, Inc.                                            $         100,000  $               -
Note payable                                                                                 -             130,000
                                                                                     ---------          -----------
 Total current liabilities                                                             207,000             626,000
                                                                                     ---------          -----------

Stockholders'  (Deficit) :
Common stock, no par value; 100,000,000 shares authorized;
  21,938,038 shares issued and outstanding as of                                    13,253,000          13,242,000
  December 31, 2004

Accumulated (deficit)                                                              (13,459,000)        (13,864,000)
                                                                                     ---------          -----------
Total Stockholders' Equity                                                            (206,000)           (622,000)
                                                                                     ---------          -----------
Total Liabilities and Stockholders' Equity                                   $           1,000  $            4,000
                                                                                     =========          ==========

** Derived from the Company's audited balance sheet at March 31, 2004.

   The accompanying notes are an integral part of these financial statements.


                                                TDI HOLDING CORP.
                                            STATEMENTS OF OPERATIONS
                                       For the Three and Nine Months Ended

                                                           THREE MONTHS ENDING                     NINE MONTHS ENDING
                                              DECEMBER 31, 2004       DECEMBER 31, 2003     DECEMBER 31, 2004      DECEMBER 31, 2003
                                          ------------------------------------------------------------------------------------------
                                             (unaudited)             (unaudited)            (unaudited)             (unaudited)
 Revenue                                $                      -  $                 - $              3,000  $
                                                  ----------------      ----------------     ----------------      ----------------

Operating Expenses
Salaries                                                   4,000                    -               11,000
General and administrative costs                          10,000                1,000               24,000                19,000
                                                  ----------------      ----------------     ----------------      ----------------
Total operating expenses                                  14,000                1,000               35,000                19,000
                                                  ----------------      ----------------     ----------------      ----------------
Loss from operations                                     (14,000)              (1,000)             (32,000)              (19,000)

Other Income and (Expense)
 Interest and other expense                               (7,000)              (7,000)             (21,000)              (19,000)
                                                  ----------------      ----------------     ----------------      ----------------
Total Other Income (Expense)                              (7,000)              (7,000)             (21,000)              (19,000)

Net Income/(Loss)                        $               (21,000) $            (8,000) $           (53,000) $            (38,000)
                                                  ================      ================     ================      ================


Basic and diluted loss per share         $                 (0.0)  $             (0.00)               (0.00)                (0.00)
                                                  ================      ================     ================      ================

Weighted Average Shares Outstanding                   21,290,797           21,290,797           21,290,797            21,290,797


   The accompanying notes are an integral part of these financial statements.


                                           TDI HOLDING CORP
                                       STATEMENTS OF CASH FLOWS
                                For the Nine Months Ended December 31,

                                                                                2004                             2003

Cash Flows from Operating Activities:
Net loss                                                               $           (53,000)             $            (38,000)
Imputed Interest on Convertible Debt                                                     -                            12,000
Adjustments to reconcile net loss to net cash
flow from operating activities:
Accrued salaries contributed by officer and director                                11,000
Changes in operating assets (Increase)/Decrease:
Receivables                                                                              -                             5,000
Prepaids and other                                                                                                     4,000
Increase (decrease) in accounts payable and
accrued liabilities                                                                 30,000                           (10,000)
                                                                             -------------                    --------------
Net Cash Flows Used by Operating Activities                                        (12,000)                          (27,000)
                                                                             -------------                    --------------

Cash Flows from Financing Activities:
 Proceeds from related party note                                                    9,000                            27,000
                                                                             -------------                    --------------
Net Cash Provided by Financing Activities                                            9,000                            27,000

Net Increase (Decrease) in Cash and Cash Equivalents                                (3,000)                                -

Cash and Cash Equivalents - Beginning of Year                                        4,000                             5,000
                                                                             -------------                    --------------

Cash and Cash Equivalents - End of Year                                $             1,000              $              5,000
                                                                             =============                    ==============

Supplemental non-cash disclosures:
Transfer of Net Assets and Liabilities to YGCD Assets, Inc.            $           462,000              $                  -

   The accompanying notes are an integral part of these financial statements.

                                TDI HOLDING CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


Note 1. - The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB filing for the year ended March 31, 2004.

Note 2 - Summary of Significant Accounting Policies

Going Concern Basis - The accompanying financial statements have been prepared on a going concern basis, which comtemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 2004, there was am accumulated deficit of ($13,459,000). These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain successful operations as discussed below. Management intends to seek other business opportunities in order to generate revenues or cash flows, and it has no plans or definitive agreement for such at this time.

Note 3 - Recapitalization

During the 3rd quarter of 2004 the Company concluded a transfer of assets and liabilities to YGCD Assets, Inc. a wholly owned subsidiary, pursuant to the terms of a partial liquidation approved by the board of directors in March of 2004. The asset transferred was a note receivable from Willette Acquisition Co. received in October 2002. The note provided for payments related to the net income of the assets sold calculated over the following 60 months. The note was carried on the books of the Company at zero basis. Through December 31, 2004 the Company had not received any payments on the note. The liabilities transferred included all accounts payable, a rental lease liability, accrued interest, accrued payroll and accrued commissions. The aggregate total of liabilities to be transferred is $462,000 including accounts payable (see below). The liquidation agreement includes a prom -issory note in the amount of $100,000 to YGCD Assets, Inc. due and payable in full on any change in control of the Company. The transfer of liabilities requires approval of all third parties. The company is in the process of obtain -ing such approval or seeking alternative agreements with third parties. There- fore, as of December 31, 2004, $207,000 remains as a liability to the company. YGCD was initially a wholly owned subsidiary of the Company which was subsequently transferred to the shareholders of the Company as a dividend on a one for one basis. The net liabilities transferred of $462,000 was recorded as a credit to capital due to related parties nature of the transaction with no gain or loss recognized.

The Company has a $100,000 liability to YGCD Assets, Inc. This balance is comprised of $96,000 of the Company's payables which have not yet been formally transferred to YGCD Assets, Inc. with third party vendor consent and therefore these payables are liabilities of the Company. YGCD Assets, Inc. is in the process of contacting the various company vendors and will either be able to legally transfer various liabilities to YGCD Assets, Inc., arrange for payments with the vendor, or the vendor will have recourse to the Company. The remaining amount of $4,000 is in consideration of assumption of $462,000 of other liabilities, net of assets assumed by YGCD Assets, Inc.

Note 4 - Disclosures

Since the Company is not actively engaged in any business endeavor at the present it is the opinion of management that none of the current disclosure requirements apply.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2003

     In 2002, the Company agreed to sell its business assets, and shareholders approved the sale in October 2002. The transaction was completed in the fiscal year ended March 31, 2003. The previous operations were all discontinued, and the Company has no current operations.

     During the three months ended December 31, the Company had no revenue in 2004 and in 2003.

     Accrued interest and other expense for the three months ended December 31, 2004 and 2003 was $7,000.

     Other general and administrative costs for the three months ended December 31, 2004 was $10,000 compared to $1,000 for the three months ended December 31, 2003. In the period in 2004, salary accrued in the amount of $4,000 compared to none in the same period in 2003.

     The net loss was ($21,000) in the quarter in 2004 compared to ($8,000) in the same quarter in 2003. The Company had a basic diluted loss per share of a nominal amount in the quarter in 2004 and in the same quarter of 2003.

NINE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2003

     During  the  nine  months  ended   December  31,  2004,   the  Company  had
miscellaneous revenues of $3,000 compared with $0 during the nine months ended December 31, 2003.

     Administrative costs for the nine month period ended December 31, 2004 was $24,000 compared to $19,000 for the nine month period ended December 31, 2003. Salaries accrued in the period in the amount of $11,000 compared to none in the period in 2003.

     Interest and other expense for the nine month period ended December 31, 2004 was ($21,000) compared to ($19,000) for the nine month period ended December 31, 2003.

     Net loss for the nine month period ended December 31, 2004 was ($53,000) compared to (38,000) for the same period in 2003. Basic and diluted loss per share was nominal in the period in 2004 and in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was approximately ($206,000) at December 31, 2004. The decrease in deficit during the nine months ended December 31, 2004, was primarily due to the assumption of debt by the spun off subsidiary, YGCD Assets, Inc. The Company had only $1,000 in current assets.

     Cash used in operating activities was $12,000 for the nine months ended December 31, 2004 compared to $27,000 during the nine months ended December 31, 2003.

     There was no cash used in investing activities during the nine month period ended December 31, 2004 and December 31, 2003.

     There was $9,000 and $20,000 cash provided by financing activities during the nine months ended December 31, 2004 and 2003, respectively. This cash was the result of proceeds from borrowings on a line-of-credit.


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

     The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2004 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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


                                     TDI HOLDING CORPORATION




Dated: February 17, 2005             By: /s/ Blair Zykan
                                         ------------------------------------
                                         Blair Zykan, President and
                                         Chief Financial Officer