Form 10KSB
period 2005-03-31
TDI HOLDING CORP
filed 2005-07-26
CIK 797329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year ended: March 31, 2005


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

As of June 30, 2005, 21,938,308 Shares of the Registrant's Common Stock were outstanding. The aggregate market value of voting stock of the Registrant held by non-affiliates was approximately $658,000 at $.03 bid on March 31, 2005.

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

                                     PART I

ITEM 1.  DESCRIPTION BUSINESS.

GENERAL

     TDI Holding Corporation (the "Company," "TDI," "we," or "us") (formerly known as TangibleData, Inc.) is currently inactive as a result of the sale of substantially all of our assets in October 2002. We are currently reviewing possible courses of action which may involve pursuing a business combination with a business enterprise that might have a desire to take advantage of our status as a public corporation.

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

SALE OF ASSETS

     In the Summer of 2002 our management made the determination to sell the assets used in our business as a result of the financial difficulties we have experienced. We had losses since inception and due to our inability to raise a desired level of financing, we reached a point where our financial situationbecame critical. We pursued strategies to improve our financial condition including working on increasing revenues; attempting to raise additional equity capital; and pursuing a strategic partner to acquire all or a portion of the Company. The only other alternative available was to shut down operations and lay off most of our employees.

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

     The landlord has agreed not to execute on the judgment on certain conditions. One of the conditions is that the Company establish a trust by December 31, 2003, into which all of the payments received from Willette Acquisition Corp. d/b/a Allied Vaughn are to be placed, which the Company has established under the Plan of Liquidation. The landlord is to receive payments equal to 50% of the net amounts received by the trust after deducting certain other expenses that are payable out of the payments from Allied Vaughn. The maximum amount to be paid to the landlord from all sources is $250,000. The Company has also granted the landlord a security interest in the Purchase and Sale Agreement with Allied Vaughn. The landlord has stipulated to release the Judgment against the Company in consideration of the assumption by YGCD Assets, Inc. of the debt of the Company, and payment of $10,000 plus 20% of the net amount realized to Company from a change in control which exceeds $70,000 to be credited against judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended March 31, 2005.

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

     QUARTER ENDED                           HIGH         LOW
     --------------                         -------     -------
     June 30, 2003                           0.01        0.00
     September 30, 2003                      0.01        0.00
     December 31, 2003                       0.04        0.00
     March 31, 2004                          0.01        0.00

     QUARTER ENDED                           HIGH         LOW
     --------------                         -------     -------
     June 30, 2004                           0.04        0.02
     September 30, 2004                      0.08        0.01
     December 31, 2004                       0.08        0.03
     March 31, 2005                          0.077       0.035


     APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of the Company's common stock at March 31, 2005 was approximately 212.

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

     PRIVATE  SALES OF  SECURITIES.  During the year ended March 31,  2005,  the
Company did not sell any securities which were not registered under the Securities Act of 1933, as amended.
                                        4

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

RESULTS OF OPERATIONS

     YEAR ENDED MARCH 31, 2005 COMPARED WITH THE YEAR ENDED MARCH 31, 2004

     During the year ended March 31, 2005, the Company had $0 in revenues compared with no revenues during the year ended March 31, 2004.

     Salaries for the year ended March 31, 2005 and 2004 were $15,000, which were non-cash and recorded as an equity contribution. Additional non-cash expense of $9,000 was recorded for assumption by YGCD Assets, Inc. of the Companies liabilities.

     Total general and administrative expenses were $21,000 during the year ended March 31, 2005 as compared to $50,000 for the prior year. This amount consisted primiarily of professional fees of $17,000 in 2005 and $43,000 in 2004. The decrease from prior year was due to the transfer of all operations to Allied Vaughn.

     The Company had a net loss of $63,000 in fiscal year ended March 31, 2005 compared to $65,000 in the fiscal year ended March 31, 2004. The net loss per share was nominal in the fiscal year ended March 31, 2005 and the prior year. The Company expects the trend of losses in the coming year will remain approximately the same as in the fiscal year ended March 31, 2005.

     The transfer of amounts to related parties are released by the related parties so the same amounts are reflected as a contribution to paid in capital. The Company has a court ordered judgment to pay a prior landlord $250,000. In June 2004 an amendment to this judgment was approved by the court. Pursuant to the amendment this liability was also transferred to YGCD Assets, Inc., subject to a potential contingent payment by the Company at the time of the sale of control. This contingent payment is $10,000 plus 20% of any amount received for the sale of control which exceeds $70,000. Management estimates that any amount contingent paid under the amendment would be substantially less than $250,000. However, under generally accepted accounting principles, since there remains this contingency for the possibility of full payment, the note cannot be reduced until the contingency is resolved.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $349,000 at March 31, 2005. The decrease in working capital deficit during the year ended March 31, 2005, was primarily due to the transfer or the remaining debt to the former subsidiary.

     The Company has no operating capital apart from $1,000 in cash and no business. The sole capital resource is the common stock of the Company.

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

     Payments of the purchase price will be made within 45 days of the end of each period. In addition, the Buyer will make advance payments within 45 days of the end of the first six months of each period equal to 30% of the operating profit for that six month period. In the event that an advance payment exceed the amount due for the full period, the excess amount paid will be offset against any future payments. No amounts were paid after the first six months of the agreement as nothing had been earned. No payments have been earned or received through the end of the current fiscal year.

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

NEED FOR ADDITIONAL FINANCING

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any addition- al funds will be available to the Company to allow it to cover expenses as they may be incurred.

     In the event the Company's cash assets and other prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.
                                        6

     The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, it may acquire or add employees of an unknown number in the next twelve months.

     Going concern: The Company has incurred significant losses from operations for the year ended March 31, 2005, and such losses are expected to continue. In addition, the company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     TDI Holding Corporation is exposed to the impact of interest rate changes. Based on our market risk sensitive instruments outstanding as of March 31, 2005, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.


ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-10 hereto.

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

     We, in consultation with our auditors, identified certain deficiencies in internal control over financial reporting.

     A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect financial statement misstatements on a timely basis. A deficiency in design exists when a control necessary to meet the control objective is missing, or when an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or qualifications to perform the control effectively.
                                        7

     A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affects the entity's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

     A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

    Because of the inherent limitations of internal control, errors or fraud may nevertheless occur and not be detected. Also, projection of any evaluation of the internal control to future periods is subject to the risk that internal control may become inadequate because of changes in conditions or that the degree of compliance may deteriorate.

     The following significant deficiencies have been identified that constitute material weaknesses:

o Insufficient segregation of duties between separate CEO and CFO officers.

o Lack of sophisticated internal expertise with respect to recording complex or unusual accounting transactions, such as sale of assets and assumptions of liabilities.

     The Company intends, in the next 90 days, to remedy these deficiencies and weaknesses by: 1) Separating officer functions of CEO and CFO to different individuals, and 2) by hiring a "qualified financial expert" to act as CFO to handle sophisticated/complex matters on Financial Statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS The Directors and Officers of the Company are as follows:

      Name                    Age        Positions and Offices Held
      ----                    ---        --------------------------
Blair Zykan                   45         President, Chief Executive Officer
                                         Chief Financial Officer and Director
Louis F. Coppage              69         Director
Jay Reano                     52         Director

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

     BLAIR ZYKAN - PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Zykan has served as President, Chief Executive Officer and a Director of TangibleData since April 20, 2000, and of YGCD Assets, Inc., the Company's subsidiary, since March 2000. Since September 2002 Mr. Zykan has been employed by Willette Acquisition Corp., d/b/a Allied Vaughn as General Manager. Prior to joining YGCD, Mr. Zykan served in a variety of executive management capacities with Laser Technology, Inc. (AMEX: LSR), a leading developer and manufacturer of laser-based speed and distance measuring products. Joining Laser Technology in March of 1993, and initially serving as its Vice President of Sales and Marketing, Mr. Zykan became Laser Technology's Chief Operating Officer in August of 1998. In February of 1999, he assumed the positions of President and Chief Executive Officer and member of Laser Technology's Board of Directors, which he held until March of 2000. From 1983 to 1993, Mr. Zykan served in a variety of sales, marketing and management positions with Armstrong World Industries (NYSE: ALK), a global manufacturer of interior finishing products. Mr. Zykan is a 1983 graduate of Franklin and Marshall College with a B.A. in Economics.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding executive compensation for the Company's President and Chief Executive Officer. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 2005, and no amounts were paid to any executive officer during the prior two fiscal years.

                                         SUMMARY COMPENSATION TABLE
                                                             Long-Term Compensation
                                                        -------------------------------
                              Annual Compensation               Awards          Payouts
                           ------------------------     ---------------------   -------
                                                                      Securities
                                                                        Underly-
                                               Other                   ing                 All
                                               Annual   Restricted   Options              Other
Name and Principal                             Compen-    Stock       /SARs      LTIP     Compen-
     Position        Year   Salary     Bonus   sation    Award(s)    (Number)   Payouts   sation
------------------   ----   -------    -----   ------   ----------   --------   -------   -------
Blair Zykan,        2005   $0           0       0          0            0         0        0
President and       2004   $0           0       0          0            0         0        0
Chief Executive     2003   $0           0       0          0            0         0        0
Officer             2002   $143,000(1)  0       0          0            0         0        0
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

Stock Purchase Plans; Profit Sharing and Thrift Plans
-----------------------------------------------------

     Presently, the Company has no stock purchase plans, profit sharing plans or thrift plans except as follows:

2000 STOCK INCENTIVE PLAN

     In March 2000, our Board of Directors approved the establishment of the2000 Equity Incentive Plan (the "Plan"), and the Plan was approved by our shareholders on April 20, 2000. The Board of Directors believes that the Plan advances the interests of TangibleData by encouraging and providing for the acquisition of an equity interest in the Company by employees, officers, directors and consultants, and by providing additional incentives and motivation toward superior performance. The Board believes it will also enable us to attract and retain the services of key employees, officers, directors and consultants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent.

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

Option, Warrants, or Rights
---------------------------

     As of March 31, 2005, there were options outstanding under the Plan to purchase an aggregate of 450,000 shares of Common Stock with exercise prices ranging from $0.25 to $0.39 per share.

Compensation Committee Interlocks

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

Committees and Procedures

     (1) The Registrant has no standing audit, nominating, and compensation committees of the Board of Directors or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

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

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations; should provide a completed Directors Questionnaire to the Company.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the Board.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the Board.

     (9) With regard to each nominee approved by the nominating committee for inclusion on the Registrant's proxy card (other than nominees who are executive officers or who are directors standing for re-election), state which one or more of the following categories of persons or entities recommended that nominee: Board of Directors and Executive Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of July 15, 2005, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors and Executive Officers individually and all Directors and Executive Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Dale Stonedahl                       5,594,269             25.5%
6525 Gunpark Drive
Suite 150-239
Boulder, CO  80301

Blair Zykan, President & Director    1,357,900              6.2%
8750 East Otero Circle
Englewood, CO  80112

Louis F. Coppage, Director             250,000 (1)          1.1%
UMI 7350 North Broadway
Denver, CO  80211

Jay Reano, Director                    335,714 (2)          1.5%
4035 South Niagara Way
Denver, CO  80237

       Name and Address         Amount of Beneficial     Percentage
     of Beneficial Owner             Ownership            of Class
     -------------------        --------------------     ----------

Aspect Energy LLC                    3,667,045 (3)         13.0%
511 16th Street, Suite 300
Denver, CO  80202

All Directors and Officers           1,943,614              8.7%
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


                         EQUITY COMPENSATION PLAN INFORMATION

Plan category   Number  of  securities  Weighted  Average    Number  of
                securities  to be is-   price of out-        remaining
                sued upon exercise of   standing options     for future
                outstanding options,    warrants and rights  issuance
                warrants and rights
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

     During the period ended March 31, 2005, the Company received a total of $0 under the Note, which it applied to outstanding liabilities.

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

 31       Certification of Chief          Exhibit 31.1
          Executive Officer and
          Chief Financial Officer
          Pursuant to 18 U.S.C.
          Section 1350

 32       Certification of Chief          Exhibit 32.1
          Executive Officer and
          Chief Financial Officer
          Pursuant to 18 U.S.C.
          Section 135

     (b) The Company filed the following Reports on Form 8-K during the fiscal year of the period covered by this Report:

        Form 8-K filed August 12, 2004
        Form 8-K filed February 25, 2005

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     General. Hein & Associates LLP, CPAs ("Hein") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Hein's independence.

AUDIT FEES

     The aggregate fees billed by Hein & Associates LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB's or services that are normally provided in connection with statutory and regulatory filings were $12,080 for fiscal year 2005 and $9,950 for fiscal year 2004.

     The aggregate fees billed by Hein & Associates LLP for professional services rendered for tax compliance, tax advice and tax planning were $0 for fiscal year 2005, and $0 for fiscal year 2004.

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


                                 TDI HOLDING CORP.


DATED:  July 15, 2005            By: /s/ Blair Zykan
                                     ---------------------------
                                   Blair Zykan
                                     President, Chief Financial Officer
                                     and Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                                      By: /s/ Blair Zykan
DATED:  July 15, 2005                     -----------------------------
                                          Blair Zykan
                                          Director


                                      By: /s/ Louis J. Coppage
DATED:  July 15, 2005                     -----------------------------
                                          Louis J. Coppage
                                          Director


DATED:  July 15, 2005                 By: /s/ Jay Reano
                                          -----------------------------
                                          Jay Reano
                                          Director

                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)
                     FINANCIAL STATEMENTS TABLE OF CONTENTS
                                 March 31, 2005







                                                               PAGE
                                                               ----
Reports of Independent Registered Public Accounting Firm....   F-1

 Balance Sheets...........................................     F-2

 Statements of Operations.................................     F-3

 Statement of Stockholders' Deficit.......................     F-4

 Statements of Cash Flows.................................     F-5

 Notes to Financial Statements ............................    F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Stockholders and Directors
TDI Holding Corporation
Denver, Colorado


We have audited the accompanying balance sheets of TDI Holding Corporation (formerly TangibleData, Inc.) as of March 31, 2005 and 2004, and the related statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TDI Holding Corporation and Subsidiary as of March 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 in the financial statements, as of March 31, 2005, the Company has no continuing operations, a working capital deficit and a stockholders' deficiency. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HEIN & ASSOCIATES LLP
Denver, Colorado
July 13, 2005


                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)
                                 Balance Sheets

                                                                                   March 31,              March 31,
                                                                                     2005                    2004
                                                                                -------------------     ----------------

ASSETS
 Current Assets:
Cash                                                                         $           1,000         $     4,000
Other receivables                                                                            -               2,000
Receivables - stockholder & director                                                         -               1,000
Other current assets                                                                         -              (3,000)
                                                                                -------------------     ----------------
 Total Current Assets                                                                    1,000               4,000


Total Assets                                                                 $           1,000         $     4,000
                                                                                ===================     ================


LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities
Accounts Payable                                                             $               -         $    88,000
Accrued Liabilities                                                                    250,000             372,000
Notes payable and Related Party                                                              -              36,000
Note payable to YGCD Assets, Inc.                                                      100,000
Note payable                                                                                 -             130,000
                                                                                -------------------     ----------------
 Total current liabilities                                                             350,000             626,000
                                                                                -------------------     ----------------

Stockholders'   Deficit  :
Common stock, no par value; 100,000,000 shares authorized;
  21,938,038 shares issued and outstanding as of                                    13,257,000          13,242,000
  December 31, 2004

Accumulated  deficit                                                               (13,606,000)        (13,864,000)
                                                                                -------------------     ----------------
Total Stockholders' Deficit                                                           (349,000)           (622,000)
                                                                                -------------------     ----------------
Total Liabilities and Stockholders' Deficit                                  $           1,000         $     4,000
                                                                                ===================     ================

            See accompanying notes to these financial statements.


                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)
                            STATEMENTS OF OPERATIONS


                                                                                   FOR THE YEARS ENDED MARCH 31,
                                                                                2005                                   2004
                                                                      --------------------------          --------------------------

 Revenue                                                            $                         -         $
                                                                      --------------------------          --------------------------

Operating Expenses
Salaries                                                                                 15,000                       15,000
General and administrative costs                                                         21,000                       50,000
Assumption fee to YGCD Assets, Inc.                                                       9,000                            -
                                                                      --------------------------          --------------------------
Total operating expenses                                                                 45,000                       65,000
                                                                      --------------------------          --------------------------
Loss from operations                                                                    (45,000)                     (65,000)

Other Income and (Expense)
     Interest expense                                                                   (21,000)                     (25,000)
     Other income (Expense)                                                               3,000                       (4,000)
                                                                      --------------------------          --------------------------
Total Other Income (Expense)                                                            (18,000)                     (29,000)

Net Loss                                                             $                  (63,000)        $            (94,000)
                                                                      ==========================          ==========================


Net Loss per Common Share                                                                 (0.00)                       (0.00)
                                                                      ==========================          ==========================

Weighted Average Shares                                                              21,290,797                   21,676,000

              See accompanying notes to these financial statements.

                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)

                       STATEMENTS OF STOCKHOLDER'S DEFICIT

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                                                 COMMON STOCK
                                                    -------------------------------------           ACCUMULATED
                                                         SHARES                AMOUNT               DEFICIT                 TOTAL
                                                    -------------------------------------------------------------------------------

BALANCES, April 1, 2003                                    21,938,308         $ 13,227,000          $ (13,770,000)       $ (543,000)

     Contribution of services                                       -               15,000                                   15,000
     Net loss                                                       -                                     (94,000)          (94,000)
                                                    -------------------------------------------------------------------------------
BALANCES, March 31, 2004                                   21,938,308           13,242,000            (13,864,000)         (622,000)

     Contribution of services                                                       15,000                                   15,000
     Recapitalization due to liability relief                                            -                321,000           321,000
     Net loss                                                       -                    -                (63,000)          (63,000)
                                                    -------------------------------------------------------------------------------
BALANCES, March 31, 2005                                   21,938,308           13,257,000            (13,606,000)         (349,000)


              See accompanying notes to these financial statements.


                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)
                            STATEMENTS OF CASH FLOWS
                          For the years ended March 31,

                                                                                2005                             2004
                                                                       --------------------------       ---------------------------

Cash Flows from Operating Activities:
Net loss                                                               $           (63,000)             $            (94,000)
Adjustments to reconcile net loss to net cash
flow from operating activities:
Accrued salaries contributed by officer and director                                15,000                            15,000
Changes in operating assets (Increase)/Decrease:
Receivables                                                                              -                             1,000
Other assets                                                                                                          11,000
Assumption fee to YGCD Assets, Inc.                                                  9,000                                 -
Increase (decrease) in accounts payable and                                                                           50,000
accrued liabilities                                                                 27,000                                 -
                                                                       --------------------------       ---------------------------
Net Cash Flows Used by Operating Activities                                        (12,000)                          (17,000)
                                                                       --------------------------       ---------------------------

Cash Flows from Financing Activities:
 Proceeds from related party note                                                    9,000                            16,000
                                                                       --------------------------       ---------------------------
Net Cash Provided by Financing Activities                                            9,000                            16,000

Net Decrease in Cash and Cash Equivalents                                           (3,000)                           (1,000)

Cash and Cash Equivalents - Beginning of Year                                        4,000                             5,000
                                                                       --------------------------       ---------------------------

Cash and Cash Equivalents - End of Year                                $             1,000              $              4,000
                                                                       ==========================       ===========================

Transfer of net liabilities to YGCD Assets                             $           321,000

         See accompanying notes to these financial statements

                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)
                          Notes to Financial Statements
                                 March 31, 2005

Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

ORGANIZATION:

Nature of Operations - TDI Holding Corporation (TDI) was incorporated in Colorado in January 2000. Its wholly-owned subsidiary, YGCD Assets, Inc. (YGCD) was the recipient of a transfer of assets and liabilities during the 3rd quarter of 2004. Subsequently YGCD was transferred to the shareholders of TDI on a pro-rata basis as a dividend on a one for one basis.(See note 3). The Company previously provided user-driven e-content publishing and delivery solutions for business and consumer markets.

BASIS OF ACCOUNTING:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

CASH AND CASH EQUIVALENTS:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.


FINANCIAL INSTRUMENTS.

The carrying amount of receivables, accounts payable, line-of-credit, and accrued liabilities and notes payable approximate fair value due to their short maturities or interest rates that approximate market.

STOCK-BASED COMPENSATION.

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

                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)
                          Notes to Financial Statements
                                 March 31, 2005

The Company accounts for stock-based compensation for non-employees under Accounting for Stock-Based Compensation (SFAS No 123). SFAS No. 123 requires that options, warrants, and similar instruments which are granted to non-employees for goods and services be recorded at fair value on the grant date. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS No. 123. The Company is subject to the pro forma disclosure requirements for stock-based compensation for employees. For the years ended March 31, 2005 and 2004 there was no compensation expense related to options granted to employees under APB 25 or SFAS No. 123 for purposes of the SFAS No. 123 pro forma net loss disclosure.

EARNINGS PER SHARE.

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

Options to purchase 450,000 shares of common stock, and warrants to purchase 248,366 shares of common stock were outstanding at March 31, 2005. As discussed above, due to the net loss, the options and warrants are anti-dilutive.

USE OF ESTIMATES:

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS.

The Company is not aware of any new accounting pronouncements that would significantly affect the Company.

                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)
                          Notes to Financial Statements
                                 March 31, 2005

Note 2 - LIQUIDITY:
------------------

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Continuation of the Company as a going concern is dependent upon raising additional capital, finding a merger candidate and ultimately achieving profitable operations and cash flow. The financial statements do not include any adjustments that could be necessary if the Company were unable to continue operations as a going concern.

The Company had losses since inception, a stockholder's deficit and a working capital deficit at March 31, 2005 of $(349,000).

The Company plans to pursue a business combination or other strategic transactions. No candidate for such a transaction has been identified. Ultimately, the continuation of the Company as a going concern is dependent upon the establishment of profitable operations.

Because the achievement of these plans is dependent upon future events, there can be no assurance that future profitable operations will occur as planned. As a result, there is a substantial doubt regarding the Company's ability to continue as a going concern.

Note 3 - RECAPITALIZATION:
-------------------------

During the 3rd quarter of 2004 the Company concluded a transfer of assets and liabilities to YGCD Assets, Inc. a wholly owned subsidiary, pursuant to the terms of a partial liquidation approved by the board of directors in March of 2004. The asset transferred was a note receivable from Willette Acquisition Co. received in October 2002. The note provided for payments related to the net income of the assets sold calculated over the following 60 months. The note was carried on the books of the Company at zero basis. Through March 31, 2005 the Company had not received any payments on the note. The liabilities transferred include a note payable of $45,000 and accrued interest of $22,000 to a related party, a note payable of $130,000, accrued interest of $50,000 and accrued expenses of $74,000. The aggregate total of liabilities transferred was $321,000.

The Company has a $100,000 liability to YGCD Assets, Inc. This balance is comprised of approximately $91,000 of the Company's payables which have not yet been formally transferred to YGCD Assets, Inc. with third party vendor consent and therefore these payables are legally liabilities of the Company. YGCD Assets, Inc. is in the process of contacting the various company vendors and will either be able to legally transfer various liabilities to YGCD Assets, Inc., arrange for payments with the vendor, or the vendor will have recourse to the Company. The remaining amount of $9,000 represents an assumption fee by YGCD Assets, Inc.

                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)
                          Notes to Financial Statements
                                 March 31, 2005

The transfer of amounts to related parties are released by the related parties so the same amounts are reflected as a contribution to paid in capital.

The Company has a court ordered judgment to pay a prior landlord $250,000. In June 2004 an amendment to this judgment was approved by the court. Pursuant to the amendment this liability was also transferred to YGCD Assets, Inc., subject to a potential contingent payment by the Company at the time of the sale of control. This contingent payment is $10,000 plus 20% of any amount received for the sale of control which exceeds $70,000. Management estimates that any amount contingently paid under the amendment would be substantially less than $250,000. However, under generally accepted accounting principles, since there remains this contingency for the possibility of full payment, the note cannot be reduced until the contingency is resolved.

Note 4 - STOCKHOLDER'S EQUITY:
-----------------------------

The Company has an equity incentive plan which provides for the issuance of qualified and non-qualified stock options, restricted stock awards, stock appreciation rights, stock bonuses and other stock grants to certain key employees of the Company and certain consultants. The plan will terminate on April 20, 2010. Under the plan, the number of shares in the aggregate authorized for issuance can only increase by approval of the Board and shareholders of the Company. As of March 31, 2005, approximately 1,550,000 shares remain available under the plan.

There has been no incentive stock option activity for the years ended March 31, 2004 and 2005.

The Company has issued no new warrants for the years ended March 31, 2004 and 2005.

As of March 31, 2005, there were options outstanding under the Plan to purchase an aggregate of 450,000 shares of Common Stock with exercise prices ranging from $0.25 to $0.39 per share.

OTHER COMPREHENSIVE INCOME:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                             TDI HOLDING CORPORATION
                          (FORMERLY TANGIBLEDATA, INC.)
                          Notes to Financial Statements
                                 March 31, 2005


Note 5  -  Federal Income Taxes
-------------------------------

The Company has approximately $5,670,000 in net operating loss carryforwards which will expire in the years 2020 to 2025. The utilization of such carryforwards may be limited currently under Section 382 and will be limited in the future under Section 382 of the IRC if the company completes a merger with another entity. The valuation allowance increased by $80,000 between 3/31/04 and 3/31/05.

The Company applies Financial Accounting Standards Board (FASB) Statement Of Financial Accounting Standards Number 109. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.


Deferred tax assets                            March 31, 2005     March 31, 2004
         Tax effect of net operating loss
          carryforwards                        $   2,100,000        $1,910,000
         The effect of loss not recognized
          on sale of operations                            0           110,000
         Valuation allowance                      (2,100,000)       (2,020,000)
                                                 -------------     -------------
         Net deferred tax assets                 $         0      $          0
                                                 =============     =============


The actual income tax expense (benefit) differs from the expected tax expense (benefit) computed by applying the U.S. Federal corporate income tax rate of 34% as follows:


                            For the Year Ended March    For the Year Ended March
                                    31, 2005                    31, 2004

Computed (expected) benefit    (34%)       $(21,400)       (34%)      $( 32,000)
State income taxes, net of
 Federal income tax benefit     (3.1%)     $ (1,900)        (3.1%)    $ ( 3,000)
Non-deductible expense             0%      $      0         (3.4%)    $   5,000
Valuation allowance and other   37.1%      $ 23,300         37.6%     $  30,000
                               -------     ---------       ------     ----------
Net tax expense                    -              -            -              -
                               =======     =========       ======     ==========