Form 10QSB
period 2005-06-30
TDI HOLDING CORP
filed 2005-08-19
CIK 797329

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005



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

                            Yes X             No___

As of June 30, 2005, the Registrant had 21,938,308 shares of its no par value common stock outstanding.

Item 1 - Financial Statements

Balance Sheets as of June 30, 2005 and March 31, 2005                 F-1

Statements of Operations for the three months ended
June 30, 2005 and June 30, 2004                                       F-2

Consolidated Statements of Stockholders' Equity (Deficit)
June 30, 2005                                                         F-3

Statements of Cash Flows for the three months ended
June 30, 2005 and June 30, 2004                                       F-4

Notes to Financial Statements                                         F-5


                                                 TDI HOLDING CORPORATION
                                                      Balance Sheets

                                                                             30-Jun-05                31-Mar-05*
                                                                           (Unaudited)

ASSETS:

Current Assets:
     Cash                                                                     $ 11,000                  $ 1,000
                                                                         --------------------      --------------------
          Total current assets                                                  11,000                    1,000

TOTAL ASSETS                                                                  $ 11,000                  $ 1,000
                                                                         ====================      ====================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accrued Liabilities                                                     $ 250,000                $ 250,000
     Note Payable                                                            $  25,000                        -
     Note Payable to YGCD Assets, Inc.                                         100,000                  100,000
                                                                         --------------------      --------------------
          Total Current Liabilities                                            375,000                  350,000
                                                                         --------------------      --------------------

Stockholders'  Deficit:
     Common stock: authorized 100,000,000 shares, no par value
        21,938,038 issued and outstanding as of June 30, 2005               13,261,000               13,257,000
     Accumulated deficit                                                   (13,625,000)             (13,606,000)
                                                                         --------------------      --------------------
Total Stockholder's Deficit                                                   (364,000)                (349,000)
                                                                         --------------------      --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $ 11,000                  $ 1,000
                                                                         ====================      ====================

* Derived from the Company's audited balance sheet at March 31, 2005.

The accompanying notes are an integral part of these financial statements.


                             TDI HOLDING CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ending June 30,
                                                                     2005              2004
                                                                 --------------     --------------

Revenues                                                                   $ -               $ -
                                                                 --------------     --------------
                                                                             -                 -

Operating Expenses
     Salaries                                                            4,000             4,000
     Other general and administrative costs                             15,000             4,000
                                                                 --------------     --------------
Total Operating Expenses                                                19,000             8,000
                                                                 --------------     --------------
Loss from Operations                                                   (19,000)           (8,000)

Other Income and (Expense)
     Interest expense                                                                     (7,000)
     Other income                                                            -             3,000
                                                                 --------------     --------------
Total Other Income and (Expense)                                             -            (4,000)

Net Loss                                                             $ (19,000)        $ (12,000)
                                                                 ==============     ==============

Per Share Information
     Weighted average number                                        21,938,308        21,938,308
     of common share outstanding                                 ----------------------------------------

Net loss per common share                                             *                  *

*  Less than $0.01

The accompanying notes are an integral part of these financial statements.


                                     TDI HOLDING CORPORATION
                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                               FOR THE QUARTER ENDED JUNE 30, 2005
                                           (Unaudited)

                                                        COMMON STOCK
                                                                                                                 Total
                                                Common               Stock              Accumulated          Stockholders'
                                                Shares               Amount               Deficit               Deficit
                                             ---------------       ---------------      --------------       -------------

BALANCES, March 31, 2005                        21,938,308           $13,257,000         $ (13,606,000)       $ (349,000)
                                             ---------------       ---------------        --------------      -------------

Paid in Capital                                          -                 4,000                                   4,000
Net Loss                                                                                       (19,000)          (19,000)
                                             ---------------       ---------------        --------------      -------------
Balances, June 30, 2005                         21,938,308            13,261,000           (13,625,000)         (364,000)
                                             ===============       ===============        ==============      =============

The accompanying notes are an integral part of these financial statement.


The accompanying notes are an integral part of these financial statements.


                             TDI HOLDING CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)



                                                                                     Three Months Ended June 30,
                                                                                        2005             2004
Cash Flows from Operating Activities
     Net Loss                                                                          $ (19,000)       $ (12,000)
     Adjustments to reconcile net loss to cash used
     by operating activities
     Accrued salary contributed by officer & director                                      4,000            4,000
     Changes in operating assets and liabilities
         Decrease in accounts payable & accruals                                               -            5,000
                                                                                      ------------      -----------
Net Cash Used in Operating Activities                                                    (15,000)          (3,000)

Cash Flows from Financing Activities
     Proceeds from Notes Payable                                                          25,000            2,000
                                                                                      ------------      -----------
Net Cash Provided by Financing Activities                                                 25,000            2,000

Net Increase (Decrease) in Cash & Cash Equivalents                                        10,000           (1,000)

Beginning Cash & Cash Equivalents                                                          1,000            4,000
                                                                                      ------------      -----------
Ending Cash & Cash Equivalents                                                          $ 11,000          $ 3,000
                                                                                      ============      ===========




The accompanying notes are an integral part of these financial statements.

                             TDI HOLDING CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Accounting

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10_KSB filing for the year ended March 31, 2005.

Note 2 - Summary of Significant Accounting Policies

Going Concern Basis - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 30, 2005, there was accumulated deficit of ($13,625,000). These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain successful operations. Management is of the opinion that it will have to seek other business opportunities in order to generate revenues or cash flows, and it has no plans or prospects for such at this time.

Note 3 - Recapitalization

During the 3rd quarter of 2004 the Company concluded a transfer of assets and liabilities to YGCD Assets, Inc. a wholly owned subsidiary, pursuant to the terms of a partial liquidation approved by the board of directors in March of 2004. The asset transferred was a note receivable from Willette Acquisition Co. received in October 2002. The note provided for payments related to the net income of the assets sold calculated over the following 60 months. The note was carried on the books of the Company at zero basis. Through June 30, 2005 the Company had not received any payments on the note. The liabilities transferred included a note payable of $45,000 and accrued interest of $22,000 to a related party, a note payable of $130,000, accrued interest of $50,000 and accrued expenses of $74,000. The aggregate total of liabilities transferred was $321,000.

The Company has a $100,000 liability to YGCD Assets, Inc. This balance is comprised of approximately $84,000 of the Company's payables which have not yet

                             TDI HOLDING CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

been formally transferred to YGCD Assets, Inc. with third party vendor consent and therefore these payables are legally liabilities of the Company. YGCD Assets, Inc. is in the process of contacting the various company vendors and will either be able to legally transfer various liabilities to YGCD Assets, Inc., arrange for payments with the vendor, or the vendor will have recourse to the Company. The remaining amount of $16,000 represents a $9,000 assumption fee by YGCD Assets, Inc. (recorded as of March 31, 2005) and a management fee of $7,000 recorded during the first quarter of fiscal 2006 for assistance with year closing and coordination with auditors.

The transfer of amounts to related parties are released by the related parties so the same amounts are reflected as a contribution to paid in capital.

The Company has a court ordered judgment to pay a prior landlord $250,000. In June 2004 an amendment to this judgment was approved by the court. Pursuant to the judgment this liability was also transferred to YGCD Assets, Inc., subject to a potential contingent payment by the Company at the time of the sale of control. This contingent payment is $10,000 plus 20% of any amount received for the sale of control which exceeds $70,000. Management estimates that any amount contingently paid under the amendment would be substantially less than $250,000. However, under generally accepted accounting principles, since there remains this contingency for the possibility of full payment, the note cannot be reduced until the contingency is resolved.

On May 12, 2005 the Company received a loan of $25,000 from a stockholder. The terms of the note do not include any interest and it is payable in full within 5 days upon the successful closing of the reverse merger of the Company

Note 4 - Related Party Transactions

During the quarter ended June 30, 2005 the Company paid a $7,000 liability that had been previously transferred to YGCD Assets, Inc. In addition the Company agreed to a fee to be paid to YGCD Assets, Inc. in exchange for their assistance in closing the books and other audit related cooperation. This fee amounted to $7,000 and was recorded as an addition to the note payable previously issued to YGCD Assets, Inc.

Note 5 - Disclosures

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

     In 2002, the Company agreed to sell its business assets, and shareholders approved the sale in October 2002. The transaction was completed in the fiscal year ended March 31, 2003. The previous operations were all discontinued, and the Company has no current operations.

     During the three months ended June 30, 2005 and 2004, the Company had $0 and $0 in revenue, respectively. There were salaries of $4,000 for the three months ended June 30, 2005 and 2004. There was no depreciation for the three months ended June 30, 2005 and 2004.

     The general and administrative expenses for the quarter of 2005 consisted of accounting fees paid for the audit of $7,000, transfer agent fees of $1,000 and a consulting fee accrued to YGCD Assets, Inc in the amount of $7,000. The Company had a net loss per share of a nominal amount in the quarter in 2005 and in the same quarter of 2004. Readers should note that since the first quarter of 2002, the Company has discontinued operations.

     Accrued interest and other expense for the three months ended June 30, 2005 was $0 compared to $7,000 for the three months ended June 30, 2004.

     The Company had a net loss in the quarter of $19,000 in 2005 compared to $12,000 in 2004. The difference in losses was due to accounting fees paid to the auditing firm. The Company expects that the trend of losses will continue until business operations can be achieved which operate at least on a break even basis. There is no assurance that any such business can be found.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficit was $364,000 at June 30, 2005.

     Cash used in operating activities was $15,000 for the three months ended June 30, 2005 compared to $3,000 during the three months ended June 30, 2004.

     There was no cash used in investing activities during the three months ended June 30, 2005 or in the three months ended June 30, 2004.

     There was $25,000 and $2,000 cash provided by financing activities during the three months ended June 30, 2005 or 2004, respectively. This cash was the result of proceeds from a note payable and borrowings on a line-of-credit. In addition the Company has outstanding liabilities in the amount of $100,000 to YGCD Assets, Inc. for payables that have not been formally transferred to YGCD Assets, Inc. Also the Company is subject to a court ordered payment to a prior landlord in the amount of $250,000. This amount could be substantially less but generally accepted accounting principles require full inclusion. The Company has agreed to pay a flat fee of $25,000 for legal services plus out-of-pocket costs rendered to the date of this report from April 2003.

     The Company has had losses since inception due to its inability to raise a desired level of financing. The Company agreed to sell its business in 2002. The Company is pursuing a strategic partner which would acquire control of the Company concurrent with a merger of a business.

     At June 30, 2005, the Company had minimal cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is dependent upon its principal shareholders to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

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


GOING CONCERN

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for year ended March 31, 2005. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $375,000 of which is all current, $11,000 in cash, minimal other liquid assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to seek and obtain funding, via loans or private placements of stock for operations, debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements.


ITEM 3.  INTERNAL CONTROLS AND PROCEDURES

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2005 (evaluation date) and have identified certain mutual weaknesses in internal control over financial reporting based upon their evaluation as of the evaluation date. Further detail with regard to the mutual weaknesses is presented in the Form 10KSB that was filed for the fiscal year ended March 31, 2005.

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

     None in the quarterly period ended June 30, 2005.


ITEM 5 - Other Information.

     None.


ITEM 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  Exhibits 31 and 32.

     (b)  Reports on Form 8-K.  8-K filed on April 4, 2005

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TDI HOLDING CORP.




Dated: August 19, 2005               By: /s/ Blair Zykan
                                         ----------------------------
                                         Blair Zykan, President, CEO, & CFO