Form 10QSB
period 2005-09-30
FASHION HOUSE HOLDINGS INC
filed 2006-01-03
CIK 797329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______
Commission File Number: 033-07075-LA
THE FASHION HOUSE HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	33-1079781

(State or Other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6310 San Vicente Blvd., #330, Los Angeles, California (Address of principal executive offices)	90048-5499 (Zip Code)
(323) 939-3031
(Issuer’s telephone number including area code)
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock Outstanding as of December 15, 2005: 18,733,737 shares
Transitional Small Business Disclosure Format: Yes ☐ No ☒

The Fashion House Holdings, Inc
Index to Form 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

Current assets:
Cash	$536,884
Accounts receivable	328,583
Prepaid expenses	120,152

Total current assets	985,619

Property and equipment, net	306,284

Deposits	47,373

$1,339,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$480,118
Accrued payroll and related	295,245
Due to factor	210,475
Accrued interest	228,382
Convertible notes payable, net of debt discount of $321,000	229,000
Note payable to stockholder	769,000
Warrant liability	712,000

Total current liabilities	2,924,220

Commitments and Contingencies
Stockholders’ deficit:
Common stock, no par value; 100,000,000 shares authorized; 18,733,737 shares issued and outstanding	4,146,894
Accumulated deficit	(5,731,838)

Total stockholders’ deficit	(1,584,944)

$1,339,276

See accompanying notes to financial statements.

THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
Net sales	$1,202,192	$4,362,098

Cost of sales	1,096,169	2,799,496

Gross profit	106,023	1,562,602

Operating expenses:
Selling, general and administrative	2,168,444	1,234,684
Payroll and related	756,034	365,875
Royalties	421,563	312,116

Total operating expenses	3,346,041	1,912,675

Loss from operations	(3,240,018)	(350,073)

Other income (expense):
Gain on sale of license	—	1,350,000
Interest expense	(1,122,410)	(117,841)

Total other income (expense), net	(1,122,410)	1,232,159

Net income (loss)	$(4,362,428)	$882,086

Basic and diluted net income (loss) per share	$(0.29)	$0.06

Weighted average shares oustanding:
Basic and diluted	14,826,416	13,041,862

See accompanying notes to financial statements.

THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
Net sales	$455,867	$1,407,856

Cost of sales	294,623	792,119

Gross profit	161,244	615,737

Operating expenses:
Selling, general and administrative	707,951	476,662
Payroll and related	375,486	135,306
Royalties	74,688	108,227

Total operating expenses	1,158,125	720,195

Loss from operations	(996,881)	(104,458)

Other income (expense):
Gain on sale of license	—	1,350,000
Interest expense	(504,864)	(69,470)

Total other income (expense), net	(504,864)	1,280,530

Net income (loss)	$(1,501,745)	$1,176,072

Basic and diluted net income (loss) per share	$(0.09)	$0.09

Weighted average shares oustanding:
Basic and diluted	16,207,951	13,041,862

See accompanying notes to financial statements.

THE FASHION HOUSE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,362,428)	$882,086
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	33,604	24,670
Gain on sale of license	—	(1,350,000)
Amortization of estimated fair value of beneficial conversion features	631,000	—
Amortization of estimated fair value of warrants	358,000	—
Changes in operating assets and liabilities:
Accounts receivable	(112,424)	(2,674)
Prepaid expenses	(96,988)	(104,359)
Deposits	(34,021)	(4,311)
Accounts payable and accrued expenses	271,185	157,276
Settlement payable	(135,000)	135,000
Accrued payroll and related	12,284	—
Accrued interest	158,640	117,637

Net cash used in operating activities	(3,276,148)	(144,675)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of property and equipment	(191,739)	(125,768)
Proceeds from sales of license	—	1,350,000

Net cash provided by (used in) investing activities	(191,739)	1,224,232

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to stockholder	370,000	141,634
Repayments of notes payable to stockholder	(161,000)	—
Proceeds from convertible notes payable	1,750,000	—
Repayments of convertible notes payable	(625,000)	—
Due to factor, net	96,382	—
Proceeds from the issuance of common stock, net of issuance costs of $486,210	2,402,540	—

Net cash provided by financing activities	3,832,922	141,634

Net increase in cash	365,035	1,221,191

Cash, beginning of the period	171,849	10,639

Cash, ending of the period	$536,884	$1,231,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$38,324	$50,100

Cash paid during the period for income taxes	$—	$—

See accompanying notes to financial statements.

THE FASHION HOUSE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock on conversion of debt and accrued interest	$579,554	$—

Esitmated fair value of beneficial conversion features of certain convertible notes payable	$788,000	$—

Estimated fair value of warrants issued in connection with certain convertible notes payable	$522,000	$—

Estimated fair value of warrants issued in connection with private placement	$190,000	$—
See accompanying notes to financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Organization and Nature of Operations
On August 19, 2005, TDI Holding Corporation (“TDI”) entered into an agreement of Plan of Reorganization (“Merger”) with The Fashion House, Inc. (“TFH”) in a tax free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Immediately prior to the Merger (after considering the stock split), TDI had 1,006,344 shares of common stock issued and outstanding and no preferred stock issued and outstanding. Pursuant to the Merger, all of the outstanding shares of TFH’s common stock were exchanged into 14,114,200 shares of TDI common stock. Immediately after the Merger, TDI had 15,120,544 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. In addition, pursuant to the Merger, TFH paid $325,000 to TDI, which TFH expensed as acquisition costs, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations during the period ended September 30, 2005.
Immediately after the Merger, the officers and directors of TDI resigned and the management of TFH controlled such positions; therefore, effecting a change of control. As a result, the transaction was recorded as a “reverse merger” whereby TFH was considered to be the accounting acquirer as it retained control of TDI after the Merger. Simultaneously with the Merger, TDI changed its name to The Fashion House Holdings, Inc. (hereafter referred to as the “Company”).
TFH was incorporated under the laws of the State of Delaware on April 11, 2002 and commenced operations on January 1, 2003. TFH designs, develops and markets women’s dress footwear with an emphasis on celebrity appeal, style, quality and fit. The Company targets the moderate to premium-priced categories of the women’s footwear industry and implements its business model by licensing recognized brand names.
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Principles of Consolidation
These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts have been eliminated in consolidation.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, collectibility of receivables, recoverability of long-lived assets and valuation of warrants to purchase common stock and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions.
Going Concern
The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,362,428 for the nine months ended September 30, 2005, had a working capital deficit of $1,938,601 and an accumulated deficit of $5,731,838 at September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on obtaining sufficient debt or equity financing in the very near future and achieving profitable operations. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Credit Risk
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2005, the Company has cash balances which exceeded the insured limit by $401,207.
The Company assigns the majority of its trade accounts receivable to a factor (see Note 2), however the Company maintains the credit risk with respect to collection of these amounts. The Company makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At September 30, 2005, the Company determined that no allowance for doubtful accounts was necessary.
The Company operates in an industry that is subject to intense competition and government regulation. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an operating business, including the potential risk of business failure.
Merchandise Risk
The Company’s success is largely dependent upon its ability to gauge the market trends and the tastes of its targeted consumers and provide merchandise that satisfies consumer demand. Any inability to provide appropriate merchandise in sufficient quantities in a timely manner could have a material adverse effect on the Company’s business, operating results and financial condition.
The Company purchases substantially all of its inventory from two vendors. The loss of either of these vendors could have a material adverse effect on the Company’s cash flow and financial position.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Property and Equipment
Property and equipment are stated at cost. Depreciation of equipment is provided for by using the straight-line method over the estimated useful lives of the related assets, which are 5 years for machinery and equipment and 7 years for furniture and fixtures. Expenditures for maintenance and repairs are charged to expense as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. Am impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At September 30, 2005, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in additional future impairment of long-lived assets.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, due to factor, accrued interest and convertible notes payable. The carrying value for all such instruments approximates fair value at September 30, 2005. The fair value of the note payable to stockholder is not determinable as the borrowings are with a related party.
Revenue Recognition
Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 104.
We evaluate the criteria of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to the ultimate collection of accounts receivable and cargo losses. Accordingly, the Company’s revenue is recorded on a gross basis.
The Company utilizes a trading company (see Note 2) to provide trade finance and factoring services in connection with the manufacture, distribution and sale of the Company’s products (referred to hereinafter as the “Goods”) to customers. The trading company issues letters of credit in favor of the manufacturers at the request of the Company, and in accordance with the information provided in such requests. The trading company imports and delivers Goods, as instructed by the Company, to a public warehouse and pays the manufacturers for the cost of Goods and the related costs covered by the requests.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Goods are held by the Company at a public warehouse on a consignment basis. The Company arranges and maintains the Goods while in its possession at its expense. The trading company has title to the Goods when shipped from the manufacturer, during delivery, and in the public warehouse. The trading Company is paid for the Goods upon their sales and shipment to the Company’s customers. Goods that remain unsold in the public warehouse on or after sixty days from receipt are billed by the trading company and title to the goods is transferred to the Company. For all Goods purchased, the Company’s charged cost plus 4% by the trading company. There were no unsold Goods billed by the trading company and purchased by the Company during the three and nine months ended September 30, 2005 and 2004.
Revenue is recognized upon shipment of goods from the public warehouse to the customers. The trading company approves credit to the customers and factors the sale. The trading company charges the Company 2.5% of the sales which are factored. For sales that are not factor approved, the Company purchases Goods from the trading company and sells the Goods directly to the customers.
The Company has title to all Goods returned by customers to the public warehouse. At September 30, 2005, returned inventory was not material to the overall financial statements.
Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.
Advertising
The company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the nine month periods ended September 30, 2005 and 2004 amounted to $38,039 and $60,529, respectively.
Income Taxes
The Company determines its income taxes under the asset and liability method in accordance with the SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.
Earnings Per Share
The Company uses SFAS No. 128, Earnings Per Share for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share. All potentially dilutive shares, 935,000 as of September 30, 2005 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the period then ended. There were no potentially dilutive shares during the period ended September 30, 2004.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. Small business issuers will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company will apply SFAS 123(R) to all stock-based employee compensation arrangements. There have been no options issued to employees as of September 30, 2005.
Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.
Derivative Financial Instruments
In connection with the issuance of warrants with convertible notes payable (see Note 5), the Company is required to file a registration statement within 75 days of issuance of the convertible notes and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, the Company will be required to issue the holders of convertible notes a number of warrants equal to 123,750 for each subsequent 30 day period that such registration statement has not been filed. Also, the Company will be required to issue the holders of convertible notes a number of warrants equal to 123,750 for each 30 day period following the Effectiveness Deadline. In addition, the Company is required to include the warrants issued to the placement agent for the private placement in such registration statement (see Note 6). The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
At September 30, 2005, there are derivative liabilities of $712,000 related to the warrants with registration rights. Due to the close proximity of the balance sheet date to the issuance date of the warrants, there was no change in valuation of the related derivatives.
Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the nine months ended September 30, 2005: dividend yield of 0%; annual volatility of 62%; and risk free interest rate of 3.0%.
Beneficial Conversion Feature
The convertible feature of certain convertible notes payable (see Note 5) provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF Issue No. 98-5 (“EITF 98-5”), Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into the Company’s common stock.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the financial statements.
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.
NOTE 2 — ACCOUNTS RECEIVABLE FACTORING
On February 1, 2003, the Company signed a factoring agreement with Madison Administrative Services, Inc. (“MAS”), a New York corporation. Under the factoring agreement, MAS charged the Company a factoring fee of 1% of the gross invoice amount of each account receivable, subject to a minimum annual fee of $9,000. MAS, to the extent of any financing provided, held a security interest in all assets of the Company over the term of the factoring agreement. During the nine months ended September 30, 2005 and 2004, factoring fees charged by MAS totaled $3,033 and $39,878, respectively. During the three months ended September 30, 2005 and 2004, factoring fees charged by MAS totaled zero and $8,958, respectively.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 2 — ACCOUNTS RECEIVABLE FACTORING, continued
In November 2004, the Company terminated its factoring activities with MAS and signed a conditional mutual release with MAS on April 6, 2005, whereby the Company agreed to pay MAS $135,000, of which $50,000 was due upon signing and $85,000 due in June 2005. The Company remitted the $85,000 balance in July 2005.
On November 14, 2004, the Company signed a factoring agreement with Itochu International, Inc. (“Itochu”), a New York corporation. Under the factoring agreement, the Company is charged a factoring fee of 1.5% of the gross invoice amount, with no minimum annual fee, and all invoices are subject to approval by Itochu. Itochu, to the extent of any financing provided, holds a security interest in all assets of the Company over the term of the factoring agreement. Either party may terminate the factoring agreement by providing 60 days written notice. In accordance with the agreement, Itochu will advance the invoice amount, but at no time will the outstanding balance of advances exceed $500,000.
At September 30, 2005, amounts due from Itochu, included in the accompanying balance sheet, is $288,127.
NOTE 3 – NOTEPAYABLE TO STOCKHOLDER
From time to time, the Company borrows funds from a founding stockholder for working capital purposes, which bear interest at 8% per annum and are due in January 2006. As of September 30, 2005, outstanding borrowings totaled $769,000, and accrued interest totaled $147,669.
NOTE 4 – COMMITMENTS AND CONTINGENCIES
Licensing Agreements
For the rights to use trademarks, the Company has entered into licensing agreements with various licensors. The agreements enable the Company to sell products using the name of the licensor in return for a licensing fee based upon sales of the product using the licensor’s name.
The Company acquired rights to use four trademarks as evidenced by licensing agreements entered into with Nicole Miller, Richard Tyler, Tyler and Oscar by Oscar de la Renta, which expire on March 3, 2009, November 26, 2007, November 26, 2007 and June 30, 2010, respectively. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $54,600 to $210,000 per annum. The licensor may terminate the licensing agreements upon event of default, as defined.
In 2004, the Company sold the trademark rights of Nicole Miller for $1,350,000 and realized a gain of $1,350,000.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 4 – COMMITMENTS AND CONTINGENCIES, continued
Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2005	$429,000
2006	593,000
2007	832,000
2008	1,007,000
2009	1,384,000
Thereafter	510,000

$4,825,000

Indemnities and Guarantees
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. Additionally, the Company indemnifies its factor and licensors under the factoring and license agreements, respectively, against certain claims as a result of the violation of any law. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.
Litigation
The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.
NOTE 5 – CONVERTIBLE NOTES PAYABLE
In April and May 2005, the Company issued convertible notes payable totaling $625,000, bearing interest at 11 percent per annum (the “11% Notes”). The notes and accrued interest were due through August 2005, as amended. In addition, the principal and accrued interest on the 11% Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $375,250 in connection with the conversion feature of the notes payable during the nine months ended September 30, 2005 and amortized $375,250 to interest expense in the accompanying statement of operations during such period. In connection with the issuance of the 11% Notes, the Company issued warrants to purchase an aggregate of 687,500 shares of the Company’s common stock (see Note 6), including a warrant to purchase 62,500 shares of the Company’s common stock issued in connection with an extension of the maturity date. In August 2005, the Company repaid such amounts, including accrued interest of $35,392. The holder of the 11% Notes has the right to purchase up to 50% of any equity security, including convertible debt, to be issued by the Company on the same terms as such securities are offered to other parties through May 2008.
In July 2005, the Company issued a convertible note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The notes and accrued interest are due in January 2006. In addition, the principal and accrued interest on the July 11% Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $269,000 in connection with the conversion feature of the notes payable during the nine months ended September 30, 2005 and amortized $112,000 to interest expense in the accompanying statement of operations during such period. In connection with the issuance of the July 11% Notes, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company’s common stock (see Note 6). At September 30, 2005, the balance of the July 11% Notes is $269,000, net of unamortized debt discounts of $157,000 and $164,000 related to the BCF and warrants, respectively.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 5 – CONVERTIBLE NOTES PAYABLE, continued
In June and August 2005, the Company issued convertible notes payable totaling $575,000, bearing interest at 6 percent per annum (the “6% Notes”). The notes and accrued interest were due at the earlier of the initial closing of the Company’s private placement (see Note 6) or June 2006. In addition, the principal and accrued interest on the 6% Notes were convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $143,750 in connection with the conversion feature of the notes payable during the nine months ended September 30, 2005 and amortized $143,750 to interest expense in the accompanying statement of operations during such period. In conjunction with the initial closing of the Company’s reorganization (see Note 1), the entire balance of $575,000 of 6% Notes, and $4,554 of accrued interest, was converted into 724,443 shares of the Company’s common stock in accordance with the related agreements.
NOTE 6 – EQUITY TRANSACTIONS
Common Stock
On June 1, 2005, the Company entered into an agreement with Brookstreet Securities Corporation (“BSC”), a NASD member investment banker based in Irvine, California, as its placement agent and financial consultant to sell newly issued common stock at $1.00 per share for a total offering from a minimum of 2,500,000 shares to a maximum of 4,600,000 shares, in order to raise minimum capital of $2,175,000 to maximum capital of $4,002,000, net of expenses. The Company agreed to pay BSC an 8% retail sales commission, a 2% non-accountable marketing allowance and a 3% non-accountable expense allowance. BSC also received warrants to purchase 433,313 shares of the Company’s common stock at an exercise price of $1.00 per share.
On August 19, and September 7, 2005, The Company completed the initial closings of the minimum amount of its private placement through BSC with the sale of 2,888,750 shares of its common stock receiving proceeds of $2,402,540, net of commissions, fees and expenses of $486,210.
Warrants
During the nine months ended September 30, 2005, the Company issued warrants to purchase an aggregate of 1,237,500 shares of the Company’s common stock in connection with the issuance of convertible notes payable (see Note 5), with fair values totaling $522,000 as determined under SFAS No. 123 and recorded such as a debt discount and warrant liability (see Note 1). These warrants vested upon grant, have exercise prices of $0.80 and expire on various dates through July 2008. As of September 30, 2005, $358,000 has been amortized to interest expense.
During the nine months ended September 30, 2005, the Company issued warrants to purchase an aggregate of 433,313 shares of the Company’s common stock to BSC in connection with the initial closings of the Company’s private placement (see above), with fair values totaling $190,000 as determined under SFAS No.123. These warrants vested upon grant, have exercise prices of $1.00 and expire through September 2010. The fair value of the warrants has been classified as a liability and an offset to the proceeds received in the private placement.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Some of the statements made by us in this Quarterly Report on Form 10-QSB are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, licensing agreements, product development, market acceptance, and our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:
•	our ability to finance our activities and maintain our financial liquidity;

•	our ability to enter into new licensing agreements and to maintain and renew existing licensing agreements;

•	changes in consumer preferences or fashion trends;

•	disruption in product shipment;

•	changes in import regulations;

•	our dependence on a small number of large customers;

•	changes in our relationships with vendors and other resources; and

•	intensely competitive industry conditions.
In this document, the words “we,” “our,” “ours,” and “us” refers to The Fashion House Holdings, Inc. and our wholly owned subsidiary The Fashion House, Inc., a Delaware corporation.
Overview
We were originally incorporated in Colorado as Kimbell – Decar Corporation on April 22, 1986. Kimbell – Décar Corporation’s business failed in 1990 and Kimbell – Decar Corporation was inactive beginning in 1990. At that time, Kimbell – Décar Corporation had nominal business activities and could be considered a “shell company.”
On March 31, 2000, Kimbell – Decar Corporation and YGCD Assets, Inc., a Colorado corporation, entered into a Share Exchange Agreement (the “Exchange Agreement”). As a result of the share exchange, effective as of April 20, 2000, Kimbell – Decar Corporation acquired 100% of the issued and outstanding shares of YGCD Assets, Inc. in exchange for approximately 12,113,489 shares of Kimbell – Decar Corporation’s common stock, and the cancellation of 2,400,000 shares. The shares of Kimbell – Decar Corporation’s common stock acquired by the shareholders of YGCD Assets, Inc. represented approximately 96% of Kimbell – Decar Corporation’s common stock issued and outstanding after the consummation of the exchange. On April 20, 2000, Kimbell – Decar Corporation changed its name to TangibleData, Inc. Its purpose was to develop and provide services that help businesses publish, archive and distribute data on recordable compact discs.
TangibleData, Inc. entered into a Purchase and Sale Agreement of the assets of TangibleData, Inc., dated September 5, 2002, (the “Purchase Agreement”) with Willette Acquisition Corp. d/b/a “Allied Vaughn,” a Minnesota corporation, its executive officers and certain shareholders. On October 22, 2002, TangibleData, Inc. completed the sale of all of the assets related to its business of duplicating optical disks and the development of the related technology, which constituted substantially all of the assets of TangibleData, Inc., pursuant to the terms of the Purchase Agreement. TangibleData, Inc. changed its name to TDI Holding Corporation on October 24, 2002. As a result of the sale or substantially all of its assets in October 2002, TDI Holding Corporation became inactive and stated that it may seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of its status as a public corporation. At that time, TDI Holding Corporation had nominal business activities and could be considered a “shell company.”
On August 19, 2005, a “reverse merger” was effected through a Reverse Share Exchange Agreement among TDI Holding Corporation (“TDI Holding”), The Fashion House, Inc. and shareholders of 100% of the common stock of Fashion House, Inc.. In consideration for all of the shares of The Fashion House, Inc., our company agreed to issue 14,114,200 shares of the company’s common stock and to pay $325,000 in cash to TDI Holding Corporation, which was distributed to the shareholders of TDI Holding. As part of the reverse merger, The Fashion House, Inc. shareholders became shareholders of TDI Holding, The Fashion House Inc. became a wholly-owned subsidiary of TDI Holding, the management of The Fashion House, Inc. took over control of TDI Holding and TDI Holding changed its name to The Fashion House Holdings, Inc. Under the Exchange Agreement, TDI Holding Corporation would implement a reverse-stock-split on a 21.8 to 1 basis such that one share would equal 1/21.8 shares of common stock. On August 19, 2005, and in connection with the Exchange Agreement, TDI Holding Corporation amended its Articles of Incorporation implementing the foregoing reverse-stock-split with an effective date of August 29, 2005. For consistency and clarity, all share references hereinafter assume the reverse-stock-split has taken place.
Also on August 19, 2005, and September 7, 2005, we completed the initial closings of our private placement with the sale of 2,888,750 shares of our common stock for gross proceeds of $2,888,750. Commissions, fees and expenses aggregating $486,210 were deducted from the proceeds and $2,402,540 was remitted to us. The Managing Dealer was granted an aggregate of 433,313 common stock warrants with an exercise price of $1.00 per share.
The exchange reorganization and merger allowed The Fashion House, Inc to become a wholly-owned subsidiary of TDI Holding Corporation, a publicly held shell company, without having to pursue the traditional registration process. From and after the closing of the reorganization and merger, our principal asset became, and continued to be, The Fashion House, Inc.
We design, develop, and market a diversified selection of women’s dress and casual fashion footwear with an emphasis on celebrity appeal, style, quality, and fit. We target moderate to premium priced categories of the women’s fashion footwear market. Our business centers on the licensing of recognized brand names. The practice of licensing, or the leasing of trademarked or copyrighted entity, including name, likeness, logo, graphic, saying, signature or character, has become an increasingly common practice among apparel and footwear companies, and the licensee typically pays royalties based upon product sales.
Our licensed brands include Richard Tyler Couture, tyler. Richard Tyler, Oscar by Oscar de la Renta and O Oscar by Oscar de la Renta. We sell over 100 different styles of designer footwear through independent retailers, specialty retailers and better department stores. We utilize a trading company to provide trade finance and factoring services in connection with the manufacture, distribution, and sale of footwear to customers. The trading company issues letters of credit in favor of the manufacturers at our request. The trading company imports and delivers the goods, as instructed by us, to a public warehouse and pays the manufacturers for the cost of the goods, and also pays the other related costs of import and delivery. The goods are held by us at a public warehouse on a consignment basis at its expense. The trading company has title to the goods when shipped from the manufacturer, during delivery, and in the public warehouse. The trading company is paid for the goods upon their sale and delivery to our customer. Goods that remain unsold in the public warehouse on or after sixty days after delivery are billed by the trading company and title to the goods is transferred to us. For all goods purchased, the trading company charges landed cost plus 4% to us. There were no unsold goods billed by the trading company and purchased by us as of September 30, 2005.
Results of Operations for the Three Months Ended September 30, 2005 and September 30, 2004.
In the third quarter ended September 30, 2005, we experienced a decrease in net sales of $951,990 from net sales of $1,407,856 in the third quarter of 2004, to net sales of $455,867 in the third quarter of 2005. The entire decrease in net sales was due to the sale of the Nicole Miller trademark rights in September 2004.
All of the net sales in the third quarter of 2005 were for the Tyler by Richard Tyler licensed brand and represented the first shipments of production from China. Production delays affected the sales and margins of Tyler in the 2005 period.
Gross profit for the three months ended September 30, 2005 was $161,244 or 35.4% compared to $615,737 or 43.7% for 2004. We expect our gross margin to decrease in the fourth quarter of 2005 as the result of increased promotional activity. The lower gross profit in the third quarter of 2005 is due to discounts given because of late delivery of our first season of production from China.
Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $1,158,125 in the three months ended September 30, 2005 from $720,195 in the same period of 2004, for an increase of $437,930. The increase in operating expenses is attributable to an increase in payroll costs of $240,180 net of commission, as a result of the Company’s change from a commissioned to a salaried sales force and additional administrative staffing. Travel expense increased by $30,576, acquisition costs increased by $325,000 and professional fees increased by $149,741, which was primarily associated with the reverse merger.
In Other income in the third quarter of 2004 reflects the gain on the sale of the Nicole Miller trademark rights. Interest expense in the third quarter of 2005 increased to $504,864, or $435,394 over the last year’s third quarter of $69,470. Approximately $427,000 of the increase is primarily due to the amortization of the beneficial conversion feature and the fair value of the warrants associated with the convertible notes.
The net loss of $1,501,745 in the third quarter of 2005 compared to net income of $1,176,072 in the third quarter of last year was primarily due to much lower net sales, increased operating expenses, increased interest expense, and the comparable period last year benefited from a gain on the sale of a trademark rights of $1,350,000.

Results of Operations for the Nine Months Ended September 30, 2005 and September 30, 2004.
Net sales for the nine months of 2005 decreased from $4,362,098 in 2004 to $1,202,192 in 2005 for a decrease in net sales of $3,159,906. The Nicole Miller brand net sales in the first nine months of 2005 were $622,704 compared to $2,647,745 in the first nine months of 2004. The net sales decrease in 2005 was due to the sale of the Nicole Miller trademark rights. The net sales in 2005 represented the liquidation of the remaining Nicole Miller inventory. The Tyler by Richard Tyler brand net sales decreased by $1,134,865 to $579,488 in the nine months ended September 30, 2005 compared to net sales of $1,714,353 in the same period in 2004. The reason for the decrease in net sales in the nine months ended September 30, 2005 was that the Company did not plan Tyler brand shipments in the first quarter of 2005 due to the shift in sourcing from Italy to China.
Gross profit for the nine months of 2005 was 8.8% of total net sales compared to 35.8% for the same period of 2004. The gross margin in the nine months of 2005 was $106,023 compared to $1,562,602 in the same period last year. The low gross margin in 2005 was primarily caused by the liquidation of the remaining Nicole Miller at approximate cost with no margin, compared to a margin of 42.0% in 2004.
Operating expenses increased $1,433,366 to $3,346,041 for the nine months of 2005, compared to $1,912,675 for the same period in 2004. Payroll costs increased $390,159 in 2005 over the payroll and commission costs in 2004 as a result of the change from a commissioned sales force to a salaried. Sample expense increased by $88,078 over the same period last year. Professional fees increased $475,513, including acquisition costs of $325,000, over the prior year due to expenses associated with the reverse merger and licensing expense increased by $109,446 primarily as a result of minimum licensing fees for the Oscar de la Renta trademark rights.
Other income in the nine months of 2004 reflects the gain on the sale of the Nicole Miller trademark rights.
Interest expense in the nine months of 2005 increased to $1,122,410, or $1,004,569 above the same period last year of $117,841. Of the increase in interest, approximately $990,000 is due to the amortization of the beneficial conversion feature and the fair value of the warrants associated with the convertible notes.
The net loss of $4,362,428 in the nine months of 2005 compared to income of $882,086 in the nine months of last year was primarily due to much lower net sales and gross profit, increased operating expense, increased interest expense, and the comparable period last year benefited from a gain on the sale of a trademark rights of $1,350,000.
Liquidity and Capital Resources
During the nine months ended September 30, 2005, the Company’s net cash position increased by $365,035 to $536,884. The Company’s financing activity provided net cash of $3,832,922 for the nine months ended September 30, 2005, primarily through the proceeds from the sale of common stock and proceeds from the issuance of notes. This compares to $141,634 provided in the same period last year.
Net cash used in operating activities for the nine months ended September 30, 2005 was $3,276,148, an increase of $3,131,473 from the $144,675 used by operating activities in the prior year period, mainly due to the net loss.
The Company’s investing activities consisted mainly of the purchase of property and equipment for the 2005 period for a net use of $191,739. In the 2004 period, the net cash provided was $1,224,232 primarily from the sale of Nicole Miller trademark rights.
In April and May 2005, the Company issued convertible notes payable totaling $625,000, bearing interest at 11 percent per annum (the “11% Notes”). The notes and accrued interest were due through August 2005, as amended. In addition, the principal and accrued interest on the 11% Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $375,250 in connection with the conversion feature of the notes payable during the nine months ended September 30, 2005 and amortized $375,250 to interest expense in the accompanying statement of operations during such period. In connection with the issuance of the 11% Notes, the Company issued warrants to purchase an aggregate of 687,500 shares of the Company’s common stock (see Note 6), including a warrant to purchase 62,500 shares of the Company’s common stock issued in connection with an extension of the maturity date. In August 2005, the Company repaid such amounts, including accrued interest of $35,392.
In July 2005, we issued a convertible note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The notes and accrued interest are due in January 2006. In addition, the principal and accrued interest on the July 11% Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. We recorded a BCF of $269,000 in connection with the conversion feature of the notes payable during the nine months ended September 30, 2005 and amortized $112,000 to interest expense in the accompanying statement of operations during such period. In connection with the issuance of the July 11% Notes, we issued warrants to purchase an aggregate of 550,000 shares of the Company’s common stock.

In June and August 2005, we issued convertible notes payable totaling $575,000, bearing interest at 6 percent per annum (the “6% Notes”). The notes and accrued interest were due at the earlier of the initial closing of our private placement or June 2006. In addition, the principal and accrued interest on the 6% Notes were convertible into shares of our common stock at a conversion price equal to $0.80 per share. We recorded a BCF of $143,750 in connection with the conversion feature of the notes payable during the nine months ended September 30, 2005 and amortized $143,750 to interest expense in the accompanying statement of operations during such period.
In connection with the initial closing of our private placement, the entire $575,000 of 6% Notes, and $4,554 or accrued interest, were converted into 724,443 shares of our common stock in accordance with the related agreements.
On June 1, 2005, we entered into an agreement with Brookstreet Securities Corporation (“BSC”), a NASD member investment banker based in Irvine, California, as its placement agent and financial consultant to sell newly issued common stock at $1.00 per share for a total offering from minimum of 2,500,000 shares to maximum of 4,600,000 shares, in order to raise minimum capital of $2,175,000 to maximum capital of $4,002,000, net of expenses. We agreed to pay BSC an 8% retail sales commission, a 2% non-accountable marketing allowance and a 3% non-accountable expense allowance. BSC received warrants to purchase 433,313 shares of our common stock at an exercise price of $1.00 per share.
On August 19, and September 7, 2005, we completed the initial closings of the minimum amount of its private placement through BSC with the sale of 2,888,750 shares of its common stock, on a post-reverse-split basis, receiving proceeds of $2,402,540, net of commissions, fees and expenses of $486,210.
With the exception of 2004, when we sold the trademark rights of Nicole Miller resulting in a gain for the year, we have incurred net losses each year since inception in 2003 as a result of start up expenses of operations, minimum royalty payments on new licenses, and general and administrative expenses in support of operations.
Based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing in the very near future through the sale of equity securities, private placements, and/or bridge loans to fund our cash needs and continue our presently planned operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.
CRITICAL ACCOUNTING POLICIES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition and stock-based compensation. In addition, please refer to Note 1 to the accompanying condensed consolidated financial statements for further discussion of our significant accounting policies.
Revenue Recognition
Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 104.
We evaluate the criteria of the FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to the ultimate collection of accounts receivable and cargo losses. Accordingly, the Company’s revenue is recorded on a gross basis.
The Company utilizes a trading company to provide trade finance and factoring services in connection with the manufacture, distribution and sale of the Company’s products (referred to hereinafter as the “Goods”) to customers. The trading company issues letters of credit in favor of the manufacturers at the request of the Company, and in accordance with the information provided in such requests. The trading company imports and delivers Goods, as instructed by the Company, to a public warehouse and pays the manufacturers for the cost of Goods and the related costs covered by the requests.
Goods are held by the Company at a public warehouse on a consignment basis. The Company arranges and maintains the Goods while in its possession at its expense. The trading company has title to the Goods when shipped from the manufacturer, during delivery, and in the public warehouse. The trading Company is paid for the Goods upon their sales and shipment to the Company’s customers. Goods that remain unsold in the public warehouse on or after sixty days from receipt are billed by the trading company and title to the goods is transferred to the Company. For all goods purchased, the Company’s charged cost plus 4% by the trading company. There were no unsold goods billed by the trading company and purchased by the Company during the three and nine months ended September 30, 2005 and 2004.

Revenue is recognized upon shipment of Goods from the public warehouse to the customers. The trading company approves credit to the customers and factors the sale. The trading company charges the Company 2.5% of the sales which are factored. For sales that are not factor approved, the Company purchases goods from the trading company and sells the Goods directly to the customers.
The Company has title to all Goods returned by customers to the public warehouse. At September 30, 2005, returned inventory was not material to the overall financial statements.
Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.
Stock-Based Compensation
In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB No. 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income (loss) would have been had the preferable fair-value-based method been used. Small business issuers will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company will apply SFAS 123(R) to all stock-based employee compensation arrangements. There have been no options issued to employees as of September 30, 2005.
Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.
Derivative Financial Instruments
In connection with the issuance of warrants with convertible notes payable, the Company is required to file a registration statement within 75 days of issuance of the convertible notes and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, the Company will be required to issue the holders of convertible notes a number of warrants equal to 123,750 for each subsequent 30 day period that such registration statement has not been filed. Also, the Company will be required to issue the holders of convertible notes a number of warrants equal to 123,750 for each 30 day period following the Effectiveness Deadline. In addition, the Company is required to include the warrants issued to the placement agent for the private placement in such registration statement. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.
At September 30, 2005, there are derivative liabilities of $712,000 related to the warrants with registration rights. Due to the close proximity of the balance sheet date to the issuance date of the warrants, there was no change in valuation of the related derivatives.
Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the nine months ended September 30, 2005: dividend yield of 0%; annual volatility of 62%; and risk free interest rate of 3.0%.
Beneficial Conversion Feature
The convertible feature of certain convertible notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF Issue

No. 98-5 (“EITF 98-5”), “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio ” and EITF Issue No. 00-27,” Application of EITF Issue No. 98-5 To Certain Convertible Instruments, ” the fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into the Company’s common stock.
Going Concern
The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,362,428 for the nine months ended September 30, 2005, had a working capital deficit of $1,938,601 and an accumulated deficit of $5,731,838 at September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern where it raises capital in very near future. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining sufficient debt or equity financing in the future. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Risk Factors
Our business is subject to various risks, including but not limited to those described below. You should carefully consider these factors, together with all the other information disclosed in this Quarterly Report on Form 10-QSB.
Any of these risks could materially adversely affect our business, operating results and financial condition.
We require additional financing to sustain our operations and without it we may not be able to continue operations. We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and the net proceeds from the Private Placement dated August 19, 2005, and September 7, 2005. We presently expect that we will have to raise additional funds in the near future to continue our operations, pursue business opportunities, such as expansion, acquisitions of complementary businesses or the development of new products or services, to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares.
If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock.
We have limited operating history on which potential investors may evaluate our operations and prospects for profitable operations. We have limited operating history on which a potential investor may base an evaluation of us and our prospects. We have had net operating losses each year since inception. The Company may encounter unanticipated, unusual, or unexpected risks and problems, which could adversely affect our operations, revenue, and ability to obtain a profit.
We plan to grow rapidly, which will place strains on our management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business.
Our strategy envisions growing our business by growing sales of our existing brands, acquiring licenses for new brands, acquiring footwear and apparel companies that complement our existing brands and expanding our internet and catalog sales. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. This expansion and these expanded relationships will require us to significantly improve and/or replace our existing managerial, operational and financial systems, procedures and controls, to improve the coordination between our various corporate functions, and to manage, train, motivate and maintain a growing employee base. Our performance and profitability will depend on the ability of our officers and key employees to: manage our business as a cohesive enterprise; manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures; add internal capacity, facilities and third-party sourcing arrangements.
We are also dependent for our success on our ability to attract and retain technical personnel, sales and marketing personnel and other skilled management. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. Failure to attract and retain necessary technical personnel, sales and marketing personnel and skilled management could adversely affect our business. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.
Our future success depends on our ability to respond to changing consumer demands, identify and interpret fashion trends and successfully market new products. The footwear industry is subject to rapidly changing consumer demands and fashion trends. Accordingly, we must identify and interpret fashion trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not continue to meet changing consumer demands and develop successful styles in the future, our growth and profitability will be negatively impacted. We frequently make decisions about product designs and marketing expenditures several months in advance of the time when consumer acceptance can be determined. If we fail to anticipate, identify or react appropriately to changes in styles and trends or are not successful in marketing new products, we could experience excess inventories, higher than normal markdowns or an inability to profitably sell our products. Because of these risks, a number of companies in the footwear industry specifically, and others in the fashion and apparel industry in general, have experienced periods of rapid growth in revenues and earnings and thereafter periods of declining sales and losses, which in some cases have resulted in companies in these industries ceasing to do business. Similarly, these risks could have a severe negative effect on our results of operations or financial condition.
Item 3. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April and May 2005, the Company issued convertible notes to accredited investors payable totaling $625,000, bearing interest at 11 percent per annum (the “11% Notes”). The notes and accrued interest were due through August 2005, as amended. In addition, the principal and accrued interest on the 11% Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.80.
In July 2005, the Company issued a convertible note to an accredited investor payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The notes and accrued interest are due in January 2006. In addition, the principal and accrued interest on the July 11% Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.80.
In June and August 2005, the Company issued convertible notes to accredited investors payable totaling $575,000, bearing interest at 6 percent per annum (the “6% Notes”). The notes and accrued interest were due at the earlier of the initial closing of the Company’s private placement (see Note 6) or June 2006. In addition, the principal and accrued interest on the 6% Notes were convertible into shares of the Company’s common stock at a conversion price equal to $0.80.
On August 19 and September 7, 2005, The Company completed the initial closings of the minimum amount of its private placement through Brookstreet Securities Corporation (“BSC”) with the sale of 2,888,750 shares of its common stock, on a post-reverse-split basis, to accredited investors receiving proceeds of $2,402,540, net of commissions, fees and expenses of $486,210.
During the nine months ended September 30, 2005, the Company issued warrants to purchase an aggregate of 1,237,500 shares of the Company’s common stock to accredited investors in connection with the issuance of convertible notes payable. These warrants vested upon grant, have exercise prices of $0.80 and expire on various dates through July 2008.
During the nine months ended September 30, 2005, the Company issued warrants to purchase an aggregate of 433,313 shares of the Company’s common stock to BSC in connection with the initial closings of the Company’s private placement (see above). These warrants vested upon grant, have exercise prices of $1.00 and expire through September 2010.
The issuance of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.
There were no underwritten offerings employed in connection with any of the transactions described above.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable
Item 5. Other Information
Not applicable
Item 6. Exhibits
The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Fashion House Holdings, Inc.
Dated: December 30, 2005	/s/ John Hanna
	By:	John Hanna
Chief Executive Officer

EXHIBIT INDEX

2.1(1)	Reverse Share Exchange Agreement by and among the registrant, The Fashion House, Inc., a Delaware corporation, and shareholders of Fashion House, Inc., dated as of August 19, 2005.

3.1(i)(2)	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)(3)	Bylaws of the registrant, as currently in effect

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on August 22, 2005.

(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001, and Form 8-K filed with the SEC on August 24, 2005.

(3)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001.