Form 10QSB/A
period 2005-09-30
FASHION HOUSE HOLDINGS INC
filed 2006-03-27
CIK 797329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 033-07075-LA
THE FASHION HOUSE HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado (State or Other jurisdiction of incorporation or organization) 6310 San Vicente Blvd., #330, Los Angeles, California (Address of principal executive offices)	33-1079781 (IRS Employer Identification No.) 90048-5499 (Zip Code)
(323) 939-3031
(Issuer’s telephone number including area code)
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock Outstanding as of December 15, 2005: 18,733,737 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☑
The Fashion House Holdings, Inc
Index to Form 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

Current assets:

Cash	$536,884
Accounts receivable	328,583
Prepaid expenses	120,152

Total current assets	985,619

Property and equipment, net	306,284
Deposits	47,373
$1,339,276

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$480,118
Accrued payroll and related	295,245
Due to factor	210,475
Accrued interest	228,382
Convertible notes payable, net of debt discount of $321,000	229,000
Note payable to stockholder	751,000
Warrant liability	712,000

Total current liabilities	2,906,220

Commitments and Contingencies

Stockholders’ deficit:
Common stock, no par value; 100,000,000 shares authorized; 18,733,737 shares issued and outstanding	4,080,894
Accumulated deficit	(5,647,838)

Total stockholders’ deficit	(1,566,944)
$1,339,276
See accompanying notes to financial statements.

THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
Net sales	$1,202,192	$4,362,098

Cost of sales	1,096,169	2,799,496

Gross profit	106,023	1,562,602

Operating expenses:
Selling, general and administrative	2,168,444	1,234,684
Payroll and related	756,034	365,875
Royalties	421,563	312,116

Total operating expenses	3,346,041	1,912,675

Loss from operations	(3,240,018)	(350,073)

Other income (expense):
Gain on sale of license	—	1,350,000
Interest expense	(1,122,410)	(117,841)

Total other income (expense), net	(1,122,410)	1,232,159

Net income (loss)	$(4,362,428)	$882,086

Basic and diluted net income (loss) per share	$(0.29)	$0.07
Weighted average shares outstanding:
Basic and diluted	14,826,416	13,041,862
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
Weighted average shares outstanding:
Basic and diluted	16,207,951	13,041,862
See accompanying notes to financial statements.

THE FASHION HOUSE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(4,362,428)	$882,086
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	33,604	24,670
Gain on sale of license	—	(1,350,000)
Amortization of estimated fair value of beneficial conversion features	631,000	—
Amortization of estimated fair value of warrants	358,000	—
Changes in operating assets and liabilities:
Accounts receivable	(124,691)	(2,674)
Prepaid expenses	(96,988)	(104,359)
Deposits	(34,021)	(4,311)
Accounts payable and accrued expenses	271,185	168,405
Settlement payable	(135,000)	135,000
Accrued payroll and related	12,284	—
Accrued interest	158,640	117,637

Net cash used in operating activities	(3,288,415)	(133,546)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of property and equipment	(191,739)	(125,768)
Proceeds from sales of license	—	1,350,000

Net cash provided by (used in) investing activities	(191,739)	1,224,232

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable to stockholder	370,000	141,634
Repayments of notes payable to stockholder	(161,000)	—
Proceeds from convertible notes payable	1,750,000	—
Repayments of convertible notes payable	(625,000)	—
Advances from factor	1,020,263	960,836
Payments to factor	(911,614)	(971,965)
Proceeds from the issuance of common stock, net of issuance costs of $486,210	2,402,540	—

Net cash provided by financing activities	3,845,189	130,505

Net increase in cash	365,035	1,221,191

Cash, beginning of the period	171,849	10,639

Cash, ending of the period	$536,884	$1,231,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$38,324	$50,100
Cash paid during the period for income taxes	$—	$—
See accompanying notes to financial statements.

THE FASHION HOUSE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock on conversion of debt and accrued interest	$579,554	$—
Estimated fair value of beneficial conversion features of certain convertible notes payable	$788,000	$—
Estimated fair value of warrants issued in connection with certain convertible notes payable	$522,000	$—
Estimated fair value of warrants issued in connection with private placement	$190,000	$—
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Inventories
Inventories will consist of returned merchandise from customers or unsold goods held by the trading company at a public warehouse in excess of sixty days. As noted below, the Company has no inventory on hand at September 30, 2005.
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
Revenue Recognition
Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition , as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 104.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Goods are held by the Company at a public warehouse on a consignment basis. The Company arranges and maintains the Goods while in its possession at its expense. The trading company has title to the Goods when shipped from the manufacturer and in the public warehouse. The trading Company is paid for the Goods upon their sales and shipment to the Company’s customers. Goods that remain unsold in the public warehouse on or after sixty days from receipt are billed by the trading company and title to the goods is transferred to the Company. For all Goods purchased, the Company’s charged cost plus 4% by the trading company. There were no unsold Goods billed by the trading company and purchased by the Company during the three and nine months ended September 30, 2005 and 2004.
Revenue is recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The trading company approves credit to the customers and factors the sale. The trading company charges the Company 2.5% of the sales which are factored. For sales that are not factor approved, the Company purchases Goods from the trading company and sells the Goods directly to the customers.
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
Basic and diluted (loss) income per common share is computed as follows:

	Nine Months Ended September 30,
	2005			2004
	Loss	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
(Loss) income available to common stockholders	(4,362,428)	14,826,416	$(0.29)	882,086	13,041,862	$0.07

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
Loss available to common stockholders	(4,362,428)	14,826,416	$(0.29)	882,086	13,041,862	$0.07

	Three Months Ended September 30,
	2005			2004
	Loss	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss (income) available to common stockholders	(1,501,745)	16,207,951	$(0.09)	1,176,072	13,041,862	$0.09

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
Loss available to common stockholders	(1,501,745)	16,207,951	$(0.09)	1,176,072	13,041,862	$0.09

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
Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services . All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.
Derivative Financial Instruments
In connection with the issuance of warrants with convertible notes payable (see Note 5), the Company is required to file a registration statement within 75 days of issuance of the convertible notes and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, the Company will be required to issue the holders of convertible notes a number of warrants equal to 123,750 for each subsequent 30 day period that such registration statement has not been filed. Also, the Company will be required to issue the holders of convertible notes a number of warrants equal to 123,750 for each 30 day period following the Effectiveness Deadline. In addition, the Company is required to include the warrants issued to the placement agent for the private placement in such registration statement (see Note 6). The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions . This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the financial statements.
In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections . SFAS 154 replaces APB 20, Accounting Changes and SFAS 3, Reporting Accounting Changes in Interim Financial Statements and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the financial statements.
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
At September 30, 2005, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$288,127
Advances from factor	(210,475)

Amounts due from factor	77,652
Unfactored accounts receivable	40,456
Allowances for returns and allowances	—

$118,108

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
In 2004, the Company sold the rights to use the Nicole Miller trademark under its licensing agreement through March 2009 to an unrelated third party for $1,350,000 and realized a gain of $1,350,000.

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
Liquidity and Capital Resources
During the nine months ended September 30, 2005, the Company’s net cash position increased by $365,035 to $536,884. The Company’s financing activity provided net cash of $3,845,189 for the nine months ended September 30, 2005, primarily through the proceeds from the sale of common stock and proceeds from the issuance of notes. This compares to $130,505 provided in the same period last year.
Net cash used in operating activities for the nine months ended September 30, 2005 was $3,288,415, an increase of $3,154,869 from the $133,546 used by operating activities in the prior year period, mainly due to the net loss.
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
Revenue Recognition
Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition , as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 104.
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
Goods are held by the Company at a public warehouse on a consignment basis. The Company arranges and maintains the Goods while in its possession at its expense. The trading company has title to the Goods when shipped from the manufacturer and in the public warehouse. The trading Company is paid for the Goods upon their sales and shipment to the Company’s customers. Goods that remain unsold in the public warehouse on or after sixty days from receipt are billed by the trading company and title to the goods is transferred to the Company. For all goods purchased, the Company’s charged cost plus 4% by the trading company. There were no unsold goods billed by the trading company and purchased by the Company during the three and nine months ended September 30, 2005 and 2004.

Revenue is recognized upon shipment of Goods from the public warehouse to the customers, which is when title transfers to the customer. The trading company approves credit to the customers and factors the sale. The trading company charges the Company 2.5% of the sales which are factored. For sales that are not factor approved, the Company purchases goods from the trading company and sells the Goods directly to the customers.
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
Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services . All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.
Derivative Financial Instruments
In connection with the issuance of warrants with convertible notes payable, the Company is required to file a registration statement within 75 days of issuance of the convertible notes and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, the Company will be required to issue the holders of convertible notes a number of warrants equal to 123,750 for each subsequent 30 day period that such registration statement has not been filed. Also, the Company will be required to issue the holders of convertible notes a number of warrants equal to 123,750 for each 30 day period following the Effectiveness Deadline. In addition, the Company is required to include the warrants issued to the placement agent for the private placement in such registration statement. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.
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
Beneficial Conversion Feature
The convertible feature of certain convertible notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF Issue

No. 98-5 (“EITF 98-5”), “ Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio ” and EITF Issue No. 00-27,” Application of EITF Issue No. 98-5 To Certain Convertible Instruments, ” the fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into the Company’s common stock.
Going Concern
The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,362,428 for the nine months ended September 30, 2005, had a working capital deficit of $1,920,601 and an accumulated deficit of $5,647,838 at September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern where it raises capital in very near future. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining sufficient debt or equity financing in the future. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
We have limited operating history on which potential investors may evaluate our operations and prospects for profitable operations . We have limited operating history on which a potential investor may base an evaluation of us and our prospects. We have had net operating losses each year since inception. The Company may encounter unanticipated, unusual, or unexpected risks and problems, which could adversely affect our operations, revenue, and ability to obtain a profit.
We plan to grow rapidly, which will place strains on our management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions . Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business.
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
We are also dependent for our success on our ability to attract and retain technical personnel, sales and marketing personnel and other skilled management. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel . Failure to attract and retain necessary technical personnel, sales and marketing personnel and skilled management could adversely affect our business. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.
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

The Fashion House Holdings, Inc.
Dated: March 24, 2006	/s/ John Hanna
By: John Hanna
Chief Executive Officer

EXHIBIT INDEX

2.1(1)	Reverse Share Exchange Agreement by and among the registrant, The Fashion House, Inc., a Delaware corporation, and shareholders of Fashion House, Inc., dated as of August 19, 2005.

3.1(i)(2)	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)(3)	Bylaws of the registrant, as currently in effect

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on August 22, 2005.

(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001, and Form 8-K filed with the SEC on August 24, 2005.

(3)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001.