Form 10KSB
period 2005-12-31
FASHION HOUSE HOLDINGS INC
filed 2006-04-14
CIK 797329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
Commissions file number- 033-07075-LA
THE FASHION HOUSE HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

COLORADO (State of Incorporation)	33-1079781 (I.R.S. Employer ID. No.)
6310 San Vicente Blvd., #275,
Los Angeles, California	90048-5499
(Address of Principal Executive Offices)	(Zip Code)
(323) 939-3031
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(g) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

None	N/A
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company Yes ☐  No ☑
     The Registrant’s revenues for the fiscal year ended December 31, 2005 were $1,644,474.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $16,156,217 as of the close of March 31, 2006.
     As of March 31, 2006, the Registrant had 23,623,563 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any Annual Report on Form 10-KSB filed pursuant to Rule 424(b) or (c) of the Securities Act.
     Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

The Fashion House Holdings, Inc.
FISCAL YEAR 2005 FORM 10-KSB ANNUAL REPORT
INDEX

Page
PART I

Item 1. Description of Business	3
Item 2. Description of Property	16
Item 3. Legal Proceedings	16
Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Market for Common Equity and Related Stockholder Matters	17
Item 6. Management’s Discussion and Analysis	18
Item 7. Financial Statements	25
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item 8/A. Controls and Procedures	25
Item 8/B. Other Information	25

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	26
Item 10. Executive Compensation	29
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 12. Certain Relationships and Related Transactions	30
Item 13. Exhibits	31
Item 14. Principal Accountants Fees and Services	31

Signatures	34

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.18
Exhibit 10.19
Exhibit 21.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I
Item 1. Description of Business
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, "may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:
•	our ability to design, market and manufacture our future products;

•	our ability to protect our intellectual property rights and operate our business without infringing upon the intellectual property rights of others;

•	whether or not markets for our products develop and, if they do develop, the pace at which they develop;

•	our ability to attract the qualified personnel to implement our growth strategies;

•	our ability to develop sales and distribution capabilities;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and

•	other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Risk Factors” and “Management’s Discussion And Analysis.”
Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports filed with the United States Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.
OUR COMPANY
We were incorporated in Colorado on April 22, 1986. Since our exchange reorganization and merger, effective as of August 19, 2005, our principal business has been designing, developing and marketing women’s dress footwear with an emphasis on celebrity appeal, style, quality and fit. We target the moderate to premium-priced categories of the footwear industry in order to achieve strong gross margins. Our business centers on the licensing of recognized brand names. Our licensed brands include Richard Tyler Couture (a high fashion line) tyler, Richard Tyler (a bridge line), Oscar by Oscar de la Renta (a more affordable designer line), O Oscar by Oscar de la Renta (a dress casual line for the young and price conscious), Blass by Bill Blass (moderate priced casual), Bill Blass Couture (a high fashion line), Isaac Isaac Mizrahi line and a new Mizrahi couture brand. We sell over 100 different styles of designer footwear through independent retailers, specialty retailers and department stores. Our products appear in Aglie’s, Bloomingdales, Dillard’s, Federated, Macy’s (East and West), Nordstrom’s, Parisian’s, Pinque Palace, Rich’s and Saks Fifth Avenue, among others. We also sell shoes through the Victoria Secret Catalog and portals such as Zappos.com. We believe that this distribution strategy distinguishes us from footwear and apparel companies that supply the discount or mass merchant channels.
Our wholly-owned subsidiary, The Fashion House, Inc., was organized in Delaware on April 11, 2002. Our corporate offices are located at 6310 San Vicente Blvd., #275, Los Angeles, California 90048-5499. Our telephone number is (323) 939-3031. Our website address is http://www.thefashionhouseinc.com. Information contained in our website is not a part of this report on Form 10-KSB.

History and Development of the Company
We were originally incorporated in Colorado as Kimbell — deCar Corporation on April 22, 1986. Kimbell — deCar principal purpose was importation of men’s and ladies clothing and related products and accessories for wholesale purchasers in the United States. Kimbell — deCar Corporation had not realized any revenue from its initial business plan and had incurred a substantial working capital deficit. The business failed in 1990 and Kimbell — deCar Corporation was inactive beginning in 1990. At that time, Kimbell — deCar Corporation had nominal business activities and could be considered a “shell company.”
On March 31, 2000, Kimbell — deCar Corporation and YGCD Assets, Inc., a Colorado corporation, entered into a Share Exchange Agreement. As a result of the share exchange, effective as of April 20, 2000, Kimbell — deCar Corporation acquired 100% of the issued and outstanding shares of YGCD Assets, Inc. in exchange for approximately 12,113,489 shares of Kimbell — deCar Corporation’s common stock, and the cancellation of 2,400,000 shares. The shares of Kimbell — deCar Corporation’s common stock acquired by the shareholders of YGCD Assets, Inc. represented approximately 96% of Kimbell — deCar Corporation’s common stock issued and outstanding after the consummation of the exchange. On April 20, 2000, Kimbell — deCar Corporation changed its name to TangibleData, Inc. Its purpose was to develop and provide services that help businesses publish, archive and distribute data on recordable compact discs.
TangibleData, Inc. entered into a Purchase and Sale Agreement of the assets of TangibleData, Inc., dated September 5, 2002, with Willette Acquisition Corp. d/b/a “Allied Vaughn,” a Minnesota corporation, its executive officers and certain shareholders. On October 22, 2002, TangibleData, Inc. completed the sale of all of the assets related to its business of duplicating optical disks and the development of the related technology, which constituted substantially all of the assets of TangibleData, Inc., pursuant to the terms of the Purchase Agreement. TangibleData, Inc. changed its name to TDI Holding Corporation on October 24, 2002. As a result of the sale of substantially all of its assets in October 2002, TDI Holding Corporation became inactive and stated that it may seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of its status as a public corporation. At that time, TDI Holding Corporation had nominal business activities and could be considered a “shell company.”
TDI Holding Corporation executed a Reverse Share Exchange Agreement with The Fashion House, Inc., a Delaware corporation (“Fashion House”), and shareholders of 100% of the common stock of Fashion House on August 19, 2005. Under the Exchange Agreement, TDI Holding Corporation would implement a reverse-stock-split on a 21.8 to 1 basis such that one share would equal 1/21.8 shares of common stock. On August 19, 2005, and in connection with the Exchange Agreement, TDI Holding Corporation amended its Articles of Incorporation implementing the foregoing reverse-stock-split with an effective date of August 29, 2005. The number of shares of common stock of TDI Holding Corporation issued and outstanding prior to the reverse share exchange was approximately 21,938,308 shares. As a result of the reverse-stock-split, this number was reduced to approximately 1,006,344 shares of common stock. In consideration of 100% of the outstanding shares of Fashion House, TDI Holding Corporation agreed to issue 14,114,200 post-reverse-split shares of its common stock to the Fashion House shareholders. As a result of the closing of the Exchange Agreement, Fashion House became a wholly-owned subsidiary of TDI Holding Corporation. For consistency and clarity, all share references hereinafter assume the reverse-stock-split has taken place.
The exchange reorganization and merger allowed The Fashion House, Inc to become a wholly-owned subsidiary of TDI Holding Corporation, a publicly held shell company, without having to pursue the traditional registration process. From and after the closing of the reorganization and merger, our principal asset became, and continued to be, The Fashion House, Inc. On August 19, 2005, TDI Holding Corporation changed its name to The Fashion House Holdings, Inc.
OUR BUSINESS
Since our exchange reorganization and merger, effective as of August 19, 2005, our principal business has been designing, developing and marketing women’s dress footwear with an emphasis on celebrity appeal, style, quality and fit. We target moderate to premium-priced categories of the footwear industry in order to achieve strong gross margins. Our business centers on the licensing of recognized brand names. Our licensed brands include Richard Tyler Couture (a high fashion line) tyler, Richard Tyler (a bridge line), Oscar by Oscar de la Renta (a more affordable designer line) and O Oscar by Oscar de la Renta (a dress casual line for the young and price conscious). In the first quarter of 2006, we signed an exclusive worldwide licensing agreement with Bill Blass Limited for the brands Bill Blass Couture and Blass by Bill Blass. Also, in the first quarter of 2006, we signed an exclusive licensing agreement with designer Isaac Mizrahi for the currently available brand Isaac Isaac Mizrahi brand and a new couture brand. We sell over 100 different styles of designer footwear through independent retailers, specialty retailers and department stores. Our products appear in Aglie’s, Bloomingdales, Dillard’s, Federated, Macy’s (East and West), Nordstrom’s, Parisian’s, Pinque Palace, Rich’s and Saks Fifth Avenue, among others. We also sell shoes through the Victoria Secret Catalog and portals such as Zappos.com. We believe that our distribution strategy distinguishes us from footwear and apparel companies that supply the discount or mass merchant channels.
INDUSTRY OVERVIEW
According to Shoe Stats 2004, a compilation prepared by the American Apparel and Footwear Association, U. S. footwear consumption in 2003 surpassed 2 billion pairs for the first time ever. Based on the U.S. Census Bureau’s 2003 population estimate of 290,809,777 people, 6.9 pairs of shoes were purchased by every man, woman and child in the United States in 2003. In 2003, imports accounted for 98.0% of the market, or 1.97 billion pairs, and U.S. production amounted to 2.0%, or only 39.8 million pairs. The trend toward importation is well established. In 1968, imports represented 21.4% of the total market. By 1995, the share of imports had increased to 86.5%. According to the same study, it took 25 years for U.S. shoe consumption to increase from 1 billion to 2 billion pairs.
Footwear composition is generally categorized as non-rubber and rubber. U.S. consumption of non-rubber shoes in 2003 totaled 1.68 billion pairs, or 83.8% of all footwear purchases. Total sales of rubber shoes represented 324.5 million pairs, or 16.2% of new purchases. In the non-rubber category, where we are positioned, the 1.69 billion pairs purchased in 2003 are broken down as follows: Men’s (226 million); Men’s Work (34.6 million); Women’s (735.7 million); Juveniles’ (251.7 million); Athletic (345.3 million); Slippers (88.4 million); and Others (9.6 million). Of all shoes purchased in the United States in 2003, according to the American Apparel and Footwear Association, 80.5%, or 1.6 billion pairs, were manufactured in China.
The ratio of purchases of women’s non-rubber shoes to men’s non-rubber shoes is approximately 2.82 to 1.0, or 735.7 million pairs versus 260.6 million pairs. And, according to figures from Mediamark Research Inc., a New York City-based market research firm, nearly 8 in 10 women (79%) say they are the principal shopper in their household.
According to the U. S. Department of Commerce, Bureau of Economic Analysis, total footwear expenditures were $50.7 billion in 2003, which represented a 2.8% increase over 2002’s $49.3 billion. The women’s dress footwear segment of the market generated $3 billion in retail sales in 2004, a 26% increase over 2003 (source: The NDP Group). The Bureau of Economic Analysis also estimates that in 2003, footwear accounted for 0.65% of personal consumption expenditures, 2.30% of non-durable goods purchases, and 16.50% of wardrobe (clothing and shoe) purchases. Footwear retail prices fell 6.6% between 1998 and 2003, while overall retail prices rose 12.9% during the same period. This trend is even more evident when viewing a longer span of time. The Consumer Price Index (CPI) registered 184.0 in 2003, versus a base of 100.0 for 1982-1984. By comparison, the Footwear Price Index registered only 119.6 in 2003.
Consumers buy apparel and footwear from a variety of retail outlets. In 2002, discount stores accounted for 31% of apparel sales; specialty stores, 25%; department stores, 19%; and national chains, 16%, according to data from NDP Group. The remaining 9% was sold through mail order, the Internet, factory outlets, and other means.
The women’s dress footwear market is comprised of various categories, based upon retail price points. The categories are: 1) “Couture” or “Collection,” which is the top of the line and retails for $300 or more; 2)“Bridge,” which has a designer look but is less expensive, from $99 to $139; 3) “Moderate,” in the price range of $69 to $89; and 4) “Mass Merchant,” which retails for under $69. Most of the large department stores have centralized purchasing for couture, salon, bridge and moderate lines, and a different buyer oversees each distinct category. Away from the larger stores, shoe lines are often classified as “couture,” and “bridge,” which includes both bridge and moderate.
FASHION TRENDS
Footwear companies must continually introduce new products. According to Chris M. Abess, Deloitte Consulting LLP, in an article entitled “The Footwear Industry: Stepping into the Future,” the footwear industry is experiencing an accelerating trend toward the fragmentation and specialization of offerings. In the recent past, a consumer owned a few pairs of shoes, some for exercising and others for work or fashion. But today’s consumer demands specialized options for footwear. For most, workplace attire has shifted from the predictable to the eclectic, requiring more footwear. There are more opportunities to wear variety and consumers are buying footwear for specific events and to make shorter-lived pop culture statements.

According to the same article, consumers will demand newer, fresher, more innovative and option-rich footwear in greater numbers. Innovation is a ticket to entry for competing in the footwear market. Putting together a creative combination of elements that establish image, quality, variety and pricing makes the difference between brands that succeed and fail. Successful companies integrate innovation into the cores of their businesses. In the footwear industry, being quick to market, staying relevant and executing well are three key challenges.
Our design committee performs extensive market research on fashion and footwear trends before designing shoe lines for the next season. Our designers feel that there is a domestic apparel trend under way in which women’s fashion is becoming less conservative and more influenced by the “gypsy” look and feel. In addition, there is a trend toward flats and lower heels, and away from higher heels. We believe these apparel and footwear trends will continue over the near to intermediate term, and that integral to these trends are material types, patterns and colors. This season will be dominated by beige, red, yellow and green.
BRAND LICENSING PRACTICES
We have entered into exclusive licensing agreements with designer brands Richard Tyler Couture, tyler, Richard Tyler, Oscar by Oscar de la Renta, and O Oscar by Oscar de la Renta. In the first quarter of 2006, we signed an exclusive worldwide licensing agreement with Bill Blass Limited for the brands Bill Blass Couture and Blass by Bill Blass and we signed an exclusive licensing agreement with designer Isaac Mizrahi for the currently available brand Isaac Isaac Mizrahi brand and a new couture brand. Each of our brand managers is responsible for the product development, marketing, sales growth and profitability of his or her brand. The licenses generally provide for payment of royalties based upon sales.
Oscar License
Our license agreement with Oscar de la Renta, Ltd. was entered into as of January 24, 2005, and grants us certain exclusive licensing rights in the O Oscar and Oscar by Oscar de la Renta trademark logos. The Oscar license grants us an exclusive license to use designs, patterns, sketches, colors, materials, fabrics, quality and packaging, and the construction/manufacturing standards embodied therein, with respect to women’s footwear of all kinds and either furnished or approved by Oscar de la Renta, Ltd., bearing the Oscar trademarks. The Oscar license also grants us an exclusive license to use the Oscar trademarks for the manufacturing, sourcing, advertising, promotion, sale and distribution of women’s footwear of all kinds (as approved by Oscar de la Renta, Ltd.). The Oscar License is limited to the United States (excluding duty-free or tax-free shops, diplomatic or consular sales, airline supplies, or ship’s stores). The license expires on June 30, 2010, with two renewal terms of 3 years each subject to not-defaulting on the agreement and satisfying certain minimum net sales requirements. The Oscar license also grants us certain rights of first refusal with respect to use of the Oscar trademarks on women’s footwear of all kinds outside of the United States. In exchange, we have certain obligations to market and sell women’s footwear bearing the Oscar trademarks. We are required to pay royalties equal to 8% of net sales, with minimum required royalty payments starting at $285,000 and increasing each year up to $940,000 annually.
Tyler License
We entered into two separate license agreements with Tyler Trafficante Inc., each as of November 27, 2002, which grant us certain exclusive licensing rights in the trademarks “tyler.” and “Richard Tyler Couture”. The Tyler licenses grant us an exclusive license to place the Tyler trademarks on women’s shoes and boots, including fashion sports shoes (but not athletic shoes). The Tyler licenses also grant us an exclusive license to use the Tyler trademarks in the broadest sense of publication, that is any visual and aural form which to the average person would indicate that the women’s shoes and boots are associated with the Tyler trademarks, including but not limited to, print media, labels, tags, point of sale and showroom displays, signage, packaging, stationery, business cards and forms, and electronic media. The Tyler licenses are exclusive worldwide, except for Japan which is currently non-exclusive. The licenses expire on November 26, 2007, with a two-year renewal option. We have certain obligations to exploit the Tyler trademarks on women’s shoes and boots and to achieve certain minimum net sales volumes each year. We are required to pay royalties equal to 7% of net sales (or 3% with respect to close-out sales), with minimum required royalty payments starting at $87,500 and increasing each year up to $534,000 annually.
Blass License
We entered into two worldwide (other than Japan) licensing agreements with Bill Blass Limited to design, manufacture and distribute women’s footwear under the brand names Blass by Bill Blass and Bill Blass Couture. The Bill Blass Couture will retail at price points starting at $500 and target upscale women who invest in their wardrobes. Blass by Bill Blass will be a secondary collection and be targeted at a broader audience. Both the Bill Blass Couture and the Blass by Bill Blass brands were launched in February 2006 at the World Shoe Association show in Las Vegas. In 2005, Bill Blass was listed in the top 10 of The WWD Book of Lists “The Names They Know” which recognizes consumer awareness of designers. The licenses expire on March 31, 2011, with a five-year renewal option. The Company is required to pay royalties and fees equal to 7% of net sales annually, with certain annual minimum guaranteed royalty and fee payments starting at $70,000 and increasing each year up to $210,000 annually in the sixth through tenth year.
Isaac Mizrahi License
In March of 2006, we signed a licensing agreement with Isaac Mizrahi to design, manufacture and distribute two branded labels in the United States. The brands include the currently available Isaac Isaac Mizrahi line and a new couture brand. He will take over the license for the existing Isaac Isaac Mizrahi bridge collection. The line is currently available at retailers including Saks Fifth Avenue, Bergdorf Goodman, Neiman Marcus Catalogue and Internet portal zappos.com and sells at prices between $200 and $300 retail. Our first Isaac Isaac Mizrahi collection will debut to the trade at the Fashion Footwear Association of New York (FFANY) show in June, 2006. The Isaac Mizrahi footwear collection will be a new couture line targeted at premiere upscale stores and will start at $500 retail and is scheduled to launch in 2007. The licenses expire on March 31, 2011, with a five-year renewal option. The Company is required to pay royalties and fees equal to 8% of net sales annually, with certain annual minimum guaranteed royalty and fee payments starting at $170,000 and increasing each year up to $450,000 annually.
Product Lines
Our products span the moderate-to-premium-priced categories of the women’s footwear market, with suggested retail pricing from $90 to $700. Our top of the line “couture” shoes retail for $400 and up, our “salon” line will sell for $300 to $600, our bridge line retails for $88 to $125, and our moderate line carries suggested retail prices in the range of $69 to $99. These styles include dress boots, dress comfort shoes, dress flats, dress sandals, dress casuals, dress shoes and pumps.
Designers
According to the Oscar de la Renta web site, the designer is most famous for dressing such nobles as the Duchess of Windsor and Jacqueline Kennedy Onassis. Oscar de la Renta has also made a name for himself by dressing many First Ladies, including Nancy Reagan, Hillary Clinton and Laura Bush. His name is on everything from perfumes to Barbie dolls to fine china. Although he is famous for evening wear and lavish coats, de la Renta’s collections are popular with youthful socialites, celebrities, as well as chic ladies who lunch. His trademark looks are rich, spicy colors (like deep red), exotic flourishes (such as embroidery, fringes or sequins), ruffles, fur and tactile interest (nubby sweaters, silks, roughing and lace). In 2004, Oscar de la Renta was ranked number 10 by Women’s Wear Daily on the list of top designers by consumer awareness. O Oscar is created from the romance inherent in the Oscar de la Renta collection and captures the designer’s love of color and luxurious design. This brand is for women who love the look of couture but only seek out fashion that is affordable and does not compromise quality. This dress casual line appeals more to younger women who are price conscious. Oscar by Oscar de la Renta is a line of designer footwear for the modern woman’s lifestyle, energy and level of sophistication. It is distinguished by luxury and signature flare at more affordable prices. The consumer of Oscar is a woman, 18 to 60 years old, who is looking for well-know brands at affordable prices.
Richard Tyler is an Australian-born and Los-Angeles based fashion designer who is renowned for his elegant gowns and evening wear. Tyler garnered three consecutive CFDA awards, the fashion industry’s highest accolade, in 1993, 1994 and 1995. Tyler’s couture designs have been worn by celebrities, such as Halle Berry, Sandra Bullock, Cindy Crawford, Jamie Lee Curtis, Marcia Cross, Felicity Huffman, Rachael Griffiths, Catherine Zeta Jones, Sarah Jessica Parker, Heather Locklear, Faith Hill, Britney Spears, Demi Moore and Julia Roberts, among others. He also received the Michelangelo Shoe Award for his debut footwear collection.
Richard Tyler Couture is a collection of stylized shoe designs that completes a sophisticated and tailored head to toe look, for which the designer is known. The current Richard Tyler’s women’s line focuses on impeccable tailoring, attention to detail and flawless style. A master tailor, Richard continues to emphasize quality, construction, and fit melding the best of American design and the European couture tradition. Richard Tyler Couture is our top line and it incorporates high fashion, fantasy and celebrity allure with an everyday elegance. These shoes appeal to fashion savvy women who shop exclusively within designer collections. casual line appeals more to younger women who are price conscious. tyler. is a shoe line in which a more trend-setting, irreverent and edgy perspective is offered. These affordable, higher fashion and fun shoes demand attention as they use fresh materials and eye-catching designs. tyler. is for the hip, directional woman who is on the cutting edge of fashion and is seeking affordable designer labels.
Bill Blass Limited was founded by William Ralph Blass in 1970. Known for clothes that are sophisticated and tailored, Bill Blass defines the American flair that bridges the difference between stylishly refined and conventionally pretty. Over the years the company has expanded its product lines to include casual and men’s apparel, accessories and home furnishings. In 2005, Bill Blass was listed in the top 10 of The WWD Book of Lists “The Names They Know” which recognizes consumer awareness of designers.
Mizrahi established his first clothing business in 1987 and has since received three CFDA Designer of the Year awards. In 2003 he launched a collection of women’s sportswear and accessories at Target stores while simultaneously debuting a couture line exclusively for Bergdorf Goodman. Isaac Mizrahi, an internationally-known designer, is famous not only for his classic yet playful designs, but also for his work in movies and television. A household name, he currently has his own television show on The Style Network and co-hosts red carpet events on E!.
Couture Lines
The couture lines include Bill Blass Couture manufactured in Italy and priced at $500 and up, and Richard Tyler Couture made in Brazil and priced at $250 to $600.
Bridge Lines
Oscar by Oscar by Oscar de la Renta is manufactured in Brazil and priced at $150 to $275. Isaac Isaac Mizrahi is made in Italy and priced at $150 to $275.
Moderate / Better
O Oscar is priced at $85 to $120 and is made in China. Blass Bill Blass is priced at $60 to $95 and manufactured in China. The tyler. Richard Tyler brand is manufactured in China and is priced at $120 to $150.
Other Licenses
We also own the licenses for two additional Bill Blass lines, Blassport and Bill Blass Collection. We intend to launch these two lines in 2007.
Product Design and Development
We employ separate design and development teams for each of our product lines. We believe this approach results in a more responsive design and product development process that minimizes new product introduction lead times. Our sales management and marketing departments will actively participate in the design and product development process by collaborating on opportunities related to new styles, patterns, design improvements and the incorporation of new materials. We incurred design and product development costs of approximately $290,000 in 2005 and $150,000 in 2004. We estimate that our design costs will be significantly higher in the future as we expand our product offerings.
Through product design, innovation, quality and fit, our brands have built a high degree of consumer and retailer loyalty. We believe the portfolio approach of offering several lines across moderate- to premium- priced categories reduces business risk. Our designers skillfully collaborate on creating shoes that combine high fashion appeal with the finest European materials and traditions of craftsmanship. Our senior designers have a total of over 50 years in fashion footwear design and have worked for design houses including Cole Haan, Aerosoles, 9 West, Ellen Tracy, and Calvin Klein.
Our design process begins with two-dimensional sketches of different shoe constructions, including wedge, high heel, pointy, flats and sandals. There are usually twenty or so constructions per shoe line. The sketches then progress to five to seven styles per construction and several themes. For instance, a moccasin can be open or closed, short, rubber bottomed, and for day or evening wear. Flats can be for day or evening wear, casual or dressy, or evening casual (flirtatious, chic or conservative). Our team then assembles a material board comprised of various fabrics in different colors, textures and patterns that it selects in conjunction with the latest trends. After our design committee chooses optimal styles and materials, we build prototypes which we use to demonstrate the lines to industry buyers.

MANUFACTURING
We source products entirely through independent foreign third-party manufacturing facilities. We provide independent manufacturers with detailed specifications and quality control standards. We source footwear products from Italy, Brazil and China, with most manufacturing taking place in China. This shift is based almost entirely on the lower cost of production, including materials and labor, in China. The other major advantage of China is that all trade with the Company is U.S. dollar based, so the currency risk is minimized. In the case of Italy, payment occurs in Euros and therefore involves currency risk as the Euro fluctuates against the dollar and some currency risk in Brazil. There were no significant gains or losses related to the fluctuations during the years ended December 31, 2005 and 2004.
The minimum factory orders to our Chinese producers are 5,000 pairs per new construction type, and 1,200 pairs per style. The base of the shoe is considered the construction, and the higher parts (the “uppers”) are the styling.
There is a lingering impression in the higher end of the market that Italy and Brazil will always be associated with better quality workmanship and higher-grade materials than China. In general, Italian and Brazilian factories are smaller and use premium materials and construction. We believe this impression is changing and that Chinese materials and quality are rapidly improving to compete with established Italian manufacturers. As a safeguard, our management monitors the production processes in both countries to ensure high quality standards and timely delivery.
We also engage foreign agencies to assist in product fulfillment, quality control and inspection, customs and delivery logistics on our behalf. Our foreign agencies are located in areas where our shoes are manufactured—in Florence, Italy, Porto Alegre, Brazil, and Dong Wong, China. We do not maintain long-term purchase commitments with manufacturers, but instead use individual purchase orders. We attempt to use multiple sources for manufacturing our products in an effort to reduce the risk of reliance on any one facility or company. However, most of our manufacturing is done by one Chinese manufacturer. We believe that the various raw materials and components used in our products are generally available in the market at competitive prices.
In China, our foreign agency is Go Moda. Go Moda is our liaison with the manufacturer, employs more than 250 people and has been in the agency business — in China — for more than 25 years. It represents several large United States companies, including Bennette Group. The time between order placement and fulfillment averages 90 to 120 days. At the time the order is delivered, we issue a letter of credit (in U. S. dollars) to Go Moda for the entire amount of the shipment. In addition to Go Moda’s experience with Chinese business practices and customs, several of our employees, including our CEO, John Hanna, have years of direct dealings with Chinese companies in the apparel and shoe industries.
Our out sourced manufacturing model enables us to scale production and sales with minimal fixed capital requirements. In addition, we mitigate inventory risks by obtaining orders for approximately 60% of our unit sales before each season and maintain a limited in-stock inventory position through our factor for selected styles to fill “in season” orders. Shared warehousing and a just-in-time inventory system enable us to achieve economies of scale and rapidly respond to consumer demands.
PRODUCT SALES CYCLE
For the footwear business, 60% of sales are predicated on orders placed in advance of the selling season and the remaining sales occur during the selling season. We attempt to design and develop new product introductions to coincide with these established seasons. We attempt to reduce inventory risk resulting from changing trends and product acceptance by pre-selling over 60% of our total unit volume.
SALES AND DISTRIBUTION
We employ seven full-time sales people and a Vice President of Sales who are situated strategically in the market place. We sell our shoe lines to many major department stores, mail order companies, and specialty footwear and apparel retailers. In 2005, our largest customers, in order of sales volume, were Zappos.com, DSW Shoe Warehouse, T J Maxx, Loehmann’s Great Solutions, and specialty clothing and shoe stores. We avoid granting restricted or exclusive product sale arrangements because we feel that profitability across product lines requires the greatest number of outlets.
We employ a well-defined segmented market strategy in order to achieve favorable publicity and luxury positioning for our high fashion designer brands, while also delivering the excitement of fashion footwear to a broader, more price-sensitive consumer population. Our premium-priced couture lines are distributed through high-end retail outlets and provide a platform to generate celebrity interest, media coverage, and “buzz” in the market place. The moderately priced, “ready-to-wear” lines deliver high quality footwear and celebrity style to mass-market shoppers. We believe this tiered approach is an effective strategy for maximizing the economic value of designer brands while avoiding dilution of existing brand equity.
COMPETITION
We face intense competition in the footwear industry. We compete with numerous domestic and foreign designers and marketers, many of which have greater financial, distribution and marketing resources, and better brand recognition. We believe our ability to compete depends on being able to anticipate and respond to changing consumer demands in a timely manner, maintaining brand reputation and authenticity, developing high quality products with broad appeal, pricing at appropriate levels for the target markets, providing strong and effective marketing support, ensuring product availability and effectively accessing the Company’s distribution channels. We believe we are well positioned to compete in the women’s footwear and apparel industry by emphasizing traditional style, quality and fit, attractive prices and designer branding; these product aspects maintain consumer loyalty and should serve to buffer us from fluctuations due to changing fashions and customer preferences.
Competition varies across product lines. At the higher end, Richard Tyler Couture footwear primarily competes with Chanel, Manolo Blahnik, Jimmy Choo, Dolce & Gabbana, Dior, Prada and YSL brands. Oscar by Oscar de la Renta competes directly with Ralph Lauren, Donna Karan, Calvin Klein and others. In the more moderately priced area, tyler. Richard Tyler competes with Marc Jacobs, Michael Kors and Coach, and O Oscar by Oscar de la Renta competes with Nine West and Circa Joan and David, among others.
We compete directly with designers who design and manufacture their own footwear, as well as with other footwear companies who license the rights to design and manufacture designer footwear. Manolo Blahnik and Jimmy Choo are examples of well known designers who design their own products. These designers are not lifestyle design labels (i.e., apparel and related products) but rather only design footwear. Some lifestyle brands also design and manufacture their own footwear, such as Burberry. We hope to target major lifestyle design brands and obtain licenses to design and manufacture footwear. Many such brands are already licensing such design and manufacture rights to other companies. Louis Vitton (LVMH) is the licensee for Marc Jacobs (and formerly was a licensee for Richard Tyler) and Fendi footwear. BCGB Girls has licensed footwear design and manufacturing rights to VCNM LLC, a privately held company. Brand names such as Dr. Sholl’s and Carlos Santana have licensed footwear design and manufacturing rights to a footwear company names Brown Shoe Company. In the case of Cole-Haan, rather than obtain license rights Nike acquired the entire company and now designs and manufactures footwear under the Cole-Haan brand.
Accordingly, not only must our footwear products compete with the footwear products of other designers, we must compete with other footwear companies to obtain additional designer licenses. We focus our new license development efforts on major lifestyle designer brands that are not currently well-known for footwear, yet have a well-known and recognized brand, and can benefit from our expertise in footwear design.
MARKETING AND ADVERTISING
We conduct no marketing or advertising for our self outside of attending trade shows. All marketing and advertising dollars are spent on behalf of our licensed brands. We advertise and promote our various brands through a variety of methods, including product packaging, print advertising in trade publications, co-op advertising with existing retail customers, and direct consumer marketing. Additionally, our employees attend tradeshows and mingle with retail customers seeking buyers for our licensed products. These venues provide a platform for the unveiling of new products and an important source of pre-season orders. We have also enjoyed considerable success in having both established and break out celebrities wear our shoes, which correlates to extensive coverage in high fashion and celebrity-focused media outlets.
GOVERNMENT REGULATION AND PROBABILITY OF AFFECTING BUSINESS
Our operations are subject to the effects of international treaties and regulations. We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products.

Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.
EMPLOYEES
We have 22 full-time employees. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relationships with our employees to be good.
Item 1A. RISK FACTORS
Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-KSB, including our financial statements and related notes.
RISKS RELATED TO OUR BUSINESS
AS A COMPANY IN THE EARLY STAGE OF DEVELOPMENT WITH AN UNPROVEN BUSINESS STRATEGY, OUR LIMITED HISTORY OF OPERATIONS MAKES EVALUATION OF OUR BUSINESS AND PROSPECTS DIFFICULT.
Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Since our exchange reorganization and merger, effective as of August 19, 2005, we have involved in the designing, developing and marketing of women’s dress footwear. Although management believes that our footwear products have significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives.
WE HAVE AN ACCUMULATED DEFICIT OF $8,272,454 AS OF DECEMBER 31, 2005 AND HAVE RECEIVED AN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.
We have incurred significant net losses for the past few years, including net losses of $6,987,044 in 2005. As of December 31, 2005, we had an accumulated deficit of $8,272,454. These losses have resulted principally from expenses incurred for selling, general and administrative, payroll, minimum royalty payments and interest. To date, we have not yet generated significant recurring revenues. Our limited 2005 revenues that derive from sales of tyler brand and the limited revenues that we may receive from sales of our other brands have not been and will not continue to be sufficient to sustain our operations. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.
Our independent registered public accounting firm has added an explanatory paragraph to their report issued in connection with the financial statements for each of the years ended December 31, 2005 and 2004 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
WE MAY REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.
At December 31, 2005, we had cash on hand of $76,680 and negative cash flow from operations of $4,402,130. We will need additional funds to continue our operations, and such additional funds may not be available when required. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and equity and debt financings. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares. If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.
OUR CONTINUED OPERATIONS DEPEND ON CURRENT FASHION TRENDS. IF OUR PRODUCTS AND DESIGN DO NOT CONTINUE TO BE FASHIONABLE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.
The novelty and the design of our footwear are important to our success and competitive position, and the inability to continue to develop and offer such unique products to our customers could harm our business. We cannot be certain that designer footwear will continue to be fashionable. Should the trend steer away from designer footwear, sales could decrease and our business could be adversely affected. In addition, there are no assurances that our future designs will be successful, and any unsuccessful designs could adversely affect our business.
OUR BUSINESS COULD SUFFER IF WE NEED TO ADD OR REPLACE MANUFACTURERS.
Although we design and market our products, we outsource manufacturing to third party manufacturers. Outsourcing the manufacturing component of our business is common in the footwear industry and we compete with other companies for the production capacity of our manufacturers. Because we are a small enterprise and many of the companies with which we compete have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. We currently outsource our production to only two manufacturers. If we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.
OUR BUSINESS COULD SUFFER FROM THE FINANCIAL INSTABILITY OF OUR CUSTOMERS.
We sell our products primarily to retail and distribution companies in the United States on open account with 30 to 45 day payment terms. In foreign markets, we try to obtain a letter of credit or wire transfer upon shipment, but these arrangements are not always possible. Financial difficulties with a customer could result in serious losses for our company.
IF OUR COMPETITORS MISAPPROPRIATE OUR PROPRIETARY KNOW-HOW AND TRADE SECRETS, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.
We depend heavily on the design expertise of our design team. If any of our competitors copies or otherwise gains access to or develops similar products independently, we might not be able to compete as effectively. The measures we take to protect our designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.
WE DEPEND ON KEY PERSONNEL IN A COMPETITIVE MARKET FOR SKILLED EMPLOYEES, AND FAILURE TO RETAIN AND ATTRACT QUALIFIED PERSONNEL COULD SUBSTANTIALLY HARM OUR BUSINESS.

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly John Hanna, our co-founder and chief executive officer, Thomas Anzures, our Vice-President of Sales, and Christopher Wyatt, our Director of Marketing to formulate and implement our business plan. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the footwear industry and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of our business goals and could have a material adverse effect on us.
OUR BUSINESS AND THE SUCCESS OF OUR PRODUCTS COULD BE HARMED IF WE ARE UNABLE TO MAINTAIN THEIR BRAND IMAGE.
Our success is dependent in large part to the strength of the brand names we license. If we are unable to timely and appropriately respond to changing consumer demand, the brand name and brand image we license may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider those brand images to be outdated or associate those brands with styles of footwear that are no longer popular. In the past, several footwear companies, including ours, have experienced periods of rapid growth in revenues and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.
OUR BUSINESS COULD BE HARMED IF WE FAIL TO MAINTAIN PROPER INVENTORY LEVELS.
We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.
COMPETITION IN THE FOOTWEAR INDUSTRY IS FIERCE.
The fashionable footwear industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the footwear industry. We believe that our ability to compete successfully depends on a number of factors, including the strength of our licensors’ brand names, effective advertising and marketing, fashionable styling, high quality and value are the most important competitive factors and plans to employ these elements as it develops its products, but there are many other factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common shares.
OUR OPERATING RESULTS COULD BE NEGATIVELY IMPACTED BY OUR SALES CONCENTRATION IN ANY ONE BRAND.
If any one brand or group of similar lifestyles of our footwear (evening wear, day wear, city wear, sport wear) were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such brand or lifestyle decrease in subsequent periods. We are attempting to hedge this risk by increasing our a range of brands and for each brand a broad range of lifestyle products (evening wear, day wear, city wear, sport wear). In 2005, our sales were limited to the Richard Tyler lines. However, this may change in the future and fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.

WE MAY LOSE OUR EXCLUSIVE LICENSES IF WE DO NOT HAVE SUFFICIENT FUNDS TO PAY THE MINIMUM REQUIRED ROYALTIES.
Our exclusive license agreements for the Richard Tyler and Oscar de la Renta, Bill Blass and Issac Mizrahi trademarks each require certain minimum royalty payments. Failure to make such payments would be a default under the license agreements, allowing the designer to terminate the license. If we are unable to generate sufficient funds from operations, or otherwise raise adequate capital to make such payments, we could lose these licenses which would have a material adverse affect on our business.
OUR BUSINESS MODEL IS DEPENDENT ON OUR ABILITY TO SECURE AND MAINTAIN LICENSES FROM MAJOR, WELL-KNOWN DESIGNERS.
Our business strategy is to approach well-known designers of lifestyle products (i.e., apparel and related accessories) and license the rights to provide footwear under the designer’s brand. If we are unable to maintain our existing licenses, or obtain additional licenses, our business plan would be significantly impaired.
OUR INTERNATIONAL MANUFACTURING OPERATIONS ARE SUBJECT TO THE RISKS OF DOING BUSINESS ABROAD, WHICH COULD AFFECT OUR ABILITY TO MANUFACTURE OUR PRODUCTS IN INTERNATIONAL MARKETS, OBTAIN PRODUCTS FROM FOREIGN SUPPLIERS OR CONTROL THE COSTS OF OUR PRODUCTS.
Substantially all of our net sales during 2005 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and we intend to manufacture certain couture lines in Italy and Brazil in 2006. Foreign manufacturing is subject to a number of risks, including:
—	political and social unrest, including our military presence in Iraq;

—	changing economic conditions;

—	currency exchange rate fluctuations;

—	international political tension and terrorism;

—	work stoppages;

—	electrical shortages;

—	transportation delays;

—	loss or damage to products in transit;

—	expropriation;

—	nationalization;

—	the imposition of tariffs and trade duties both international and domestically;

—	import and export controls and other non-tariff barriers;

—	exposure to different legal standards (particularly with respect to intellectual property);

—	compliance with foreign laws; and

—	changes in domestic and foreign governmental policies.
In particular, because most of our products are manufactured in China, adverse change in trade or political relations with China or political instability in China would severely interfere with the manufacture of our products and would materially adversely affect our operations. Foreign manufacturers, especially in China may be more susceptible to electrical shortages than U.S. manufacturers, which may cause them, in some cases, to shut down production at least one day a week. These electrical shortages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.
In addition, if we, or our foreign manufacturers, violate United States or foreign laws or regulations, we may be subject to extra duties, significant monetary penalties, the seizure and the forfeiture of the products we are attempting to import or the loss of our import privileges. Possible violations of United States or foreign laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, quota category, classification, marketing or valuation of our imported products, fraudulent visas or labor violations. The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.
OUR BUSINESS COULD BE HARMED IF OUR CONTRACT MANUFACTURERS OR SUPPLIERS VIOLATE LABOR OR OTHER LAWS.

We require our independent contract manufacturers and suppliers to operate in compliance with applicable United States and foreign laws and regulations. Manufacturers are required to certify that neither convicted, forced or indentured labor (as defined under United States law) nor child labor, as defined by the manufacturer’s country, is used in the production process, that compensation is paid in accordance with local law and that their factories are in compliance with local safety regulations. Although we promote ethical business practices, we do not control them or their labor practices. If one of our independent contract manufacturers or suppliers violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.
FOREIGN CURRENCY FLUCTUATIONS COULD ADVERSELY AFFECT OUR PROFITABILITY.
We generally sell our products in U.S. dollars. However, we source substantially all of our products overseas and the cost of these products may be affected by changes in the value of the relevant currencies. Changes in currency exchange rates may also affect the relative prices at which we and foreign competitors sell products in the same market. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on our business, financial condition and results of operations.
WE EXPERIENCE SEASONAL AND QUARTERLY FLUCTUATIONS IN DEMAND FOR OUR PRODUCTS.
Our quarterly results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of our products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.
RISKS RELATED TO OWNERSHIP OF OUR SECURITIES
SINCE OUR SHARES ARE THINLY TRADED AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, OUR SHAREHOLDERS MAY HAVE DIFFICULTY RESELLING YOUR SHARES OF OUR COMMON STOCK.
Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated as the result of many factors that may have little to do with our operations or business prospects. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or the NASDAQ Stock Market, our shareholders may have difficulty reselling any of our common shares.
WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE ANY RETURN ON AN INVESTMENT IN OUR COMMON STOCK.
We plan to use any of our earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on investment in our common stock would derive from an increase in the price of our stock, which may or may not occur.
SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.
As of March 31, 2006, we have 23,623,563 shares of common stock outstanding. We are obligated to file a registration statement covering shares issued in a private placement as well as other shares and upon effectiveness of that pending registration statement at least 9,500,000 shares will be freely tradable without restriction or further registration under the federal securities laws, subject in some cases to volume and other limitations.

If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The sale of a large number of shares could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.
WE ARE CONTROLLED BY OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS, AND AS A RESULT, THE TRADING PRICE FOR OUR SHARES MAY BE DEPRESSED AND THESE STOCKHOLDERS CAN TAKE ACTIONS THAT MAY BE ADVERSE TO YOUR INTERESTS.
Two of our officers and directors, John Hanna and Christopher Wyatt in the aggregate, beneficially own approximately 51% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.
WE ARE SUBJECT TO THE PENNY STOCK RULES. THESE RULES MAY ADVERSELY AFFECT TRADING IN OUR COMMON STOCK.
Our common stock is a “low-priced” security under the “penny stock” rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.
Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.
Item 2. Description of Property
Our corporate office is located in approximately 1,872 square feet of leased office space in Los Angeles, California. This lease will expire in June 2010. We expect that this property will be adequate for our needs for the lease term.
Item 3. Legal Proceedings
Willam Bradhan and Richard Traweek v. The Fashion House, Inc., John Hanna
This matter was filed October 26, 2005 in Los Angeles County Superior Court as Case No. BC341968. Plaintiffs William Bradham and Richard Traweek have filed a complaint seeking damages for breach of contract and fraud against defendants regarding oral arrangements with the Company’s subsidiary. The complaint indicates that damages, including prejudgment interest, punitive damages and costs of suit, are to be determined. Discovery has commenced and the Company expects to request a discovery referee. Based on the information provided, we believe the complaint is without merit and intend to defend this action vigorously. However, we cannot assure you that we will prevail in such litigation.

Nikki DeLaTorre v. The Fashion House, Inc., John Hanna, Tom Anzures, DOES 1-10, inclusive
The original complaint was filed on September 30, 2005 in Los Angeles County Superior Court as Case No. BC34091. Plaintiff Nikki DeLa Torre alleges six cause of action against defendants: hostile work environment, retaliation, failure to prevent sexual harassment, constructive termination in violation of public policy, intentional infliction of emotional distress, and defamation. The plaintiff seeks general damages, prejudgment interest, medical expenses, loss of earnings, attorneys’ fees, punitive damages and costs of suit. On December 27, 2005, our demurrer to the original complaint was sustained. Plaintiff filed an amended complaint on January 17, 2006. We filed an answer and cross-complaint for breach of oral contract, negligence, intrusion and defamation on February 21, 2006. A mandatory settlement conference has been scheduled for August 17, 2006 and September 20, 2006 has been set for the trial date. Based on the information provided, we believe the action is without merit and intend to defend this action vigorously. However, we cannot assure you that we will prevail in such litigation.
Isometric Exhibit, Inc. v. The Fashion House, Inc. and DOES 1 to 10
On December 8, 2005, Isometric Exhibit, Inc. filed a complaint in Los Angeles County Superior Court as Case No. BC344159. Plaintiff Isometric Exhibit claims breach of contract and common count causes of action arising from an alleged written contract to build a trade show booth. Plaintiff seeks general damages of $26,268.04, interest, attorneys’ fees and costs of suit. We filed an answer and a cross-complaint for breach of contract, breach of covenant of good faith and fair dealing, negligence, fraud, negligent misrepresentation and declaratory relief. A case management conference has been set for April 12, 2006. We believe the complaint is without merit and intend to defend this action vigorously. However, we cannot assure you that we will prevail in such litigation.
In addition, we are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2005, we were not a party to any material litigation, claim or suit whose outcome we believe have a material effect on our financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Market Information
Our common stock is traded on Over the Counter Bulletin Board (“OTCBB”) under the symbol “FHHI.OB.” The following table sets forth the range of high and low bid quotations for each of quarter of the last two fiscal years, adjusted to reflect the reverse split on a 21.8 to one basis such that each old share represent 1 /21.8 of a new share effected August 29, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prior to our reverse merger, our common shares were quoted on the OTCBB under the symbol “TDIH.”

	High	Low
Fiscal Year 2005*
Third Quarter**	$1.45	$0.70

Fourth Quarter	$1.25	$0.70

*	Trading in TDIH, our predecessor, was limited prior to August 29, 2005 and therefore has not been included.

**	From August 29, 2005, the first trading date after completion of the merger.
On March 30, 2006, the closing price for our common stock on the OTCBB was $1.69 and there were approximately 490 holders of record of our common stock.
The transfer agent and registrar for our common stock is Corporate Stock Transfer, Inc.
Dividends
We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.
Recent Sales of Unregistered Securities
Since January 1, 2004, we have has issued and sold the following unregistered securities:
     As of August 19, 2005, in connection with the Exchange Agreement, the Registrant agreed to issue 14,114,200 post-reverse-split shares of its common stock to the Fashion House Shareholders in exchange for 100% of the outstanding shares of Fashion House.

     As of August 19, 2005, we authorized conversion of certain bridge loans in the aggregate amount of $575,000 to convert into shares of our common stock at a conversion price of $0.80 per share, for a total of approximately 718,750 shares of common stock, on a post-reverse-split basis.
     As of August 19, 2005, we became obligated to issue 1,006,344 shares of its common stock, on a post-reverse-split basis, to a consultant in consideration of consulting services provided in connection with the acquisition of Fashion House by us. At the instruction of the consultant, the shares are to be issued half to the consultant, and half to an assignee of the consultant. Both parties qualify as accredited investors.
     As of August 19, 2005, in connection with the Exchange Agreement, we authorized the issuance of certain warrants to purchase shares of our common stock as follows:
•	A warrant to purchase 550,000 shares of our common stock at an exercise price of $0.80 per share, on a post-reverse-split basis, in consideration of a bridge loan made to Fashion House in the amount of $550,000.

•	At the conclusion of the Private Placement, we will issue a warrant to the Managing Dealer to purchase the number of shares of our common stock equal to 15% of the number of shares sold in the Private Placement, at an exercise price of $1.00 per share. As of March 31, 2006, our obligation to issue the Managing Dealer a warrant is equal to a warrant to purchase 959,210 shares of the Registrant’s common stock, on a post-reverse-split basis.
•	A warrant to purchase 400,000 shares of our common stock at an exercise price of $1.00 per share was issued in consideration for participation in the $800,000 Bridge Loan of January 2006.

•	A warrant to purchase 62,500 shares of our common stock at an exercise price of $1.00 per share was issued in consideration for participation in a $125,000 Bridge Loan of January 2006.
In each case, we relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS
Some of the statements made by us in this Annual Report on Form 10-KSB are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, licensing agreements, product development, market acceptance, and our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward-looking statements due to a variety of factors, many of which are discussed throughout this Annual Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:
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
In this document, the words “we,” “our,” “ours,” and “us” refers to The Fashion House Holdings, Inc. and our wholly owned subsidiary The Fashion House, Inc., a Delaware corporation. The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report.

Overview
We were originally incorporated in Colorado as Kimbell – deCar Corporation on April 22, 1986. Kimbell – deCar Corporation’s business failed in 1990 and Kimbell – deCar Corporation was inactive beginning in 1990. At that time, Kimbell – DeCar Corporation had nominal business activities and could be considered a “shell company.”
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
TangibleData, Inc. entered into a Purchase and Sale Agreement of the assets of TangibleData, Inc., dated September 5, 2002, (the “Purchase Agreement”) with Willette Acquisition Corp. d/b/a “Allied Vaughn,” a Minnesota corporation, its executive officers and certain shareholders. On October 22, 2002, TangibleData, Inc. completed the sale of all of the assets related to its business of duplicating optical disks and the development of the related technology, which constituted substantially all of the assets of TangibleData, Inc., pursuant to the terms of the Purchase Agreement. TangibleData, Inc. changed its name to TDI Holding Corporation on October 24, 2002. As a result of the sale of substantially all of its assets in October 2002, TDI Holding Corporation became inactive and stated that it may seek out and pursue a business combination transaction with an existing private business enterprise that might have a desire to take advantage of its status as a public corporation. At that time, TDI Holding Corporation had nominal business activities and could be considered a “shell company.”
On August 19, 2005, a “reverse merger” was effected through a Reverse Share Exchange Agreement among TDI Holding Corporation (“TDI Holding”), The Fashion House, Inc. and shareholders of 100% of the common stock of Fashion House, Inc. In consideration for all of the shares of The Fashion House, Inc., TDI Holding agreed to issue 14,114,200 shares of the company’s common stock and received $325,000 in cash from the Fashion House, Inc., which was distributed to the shareholders of TDI Holding. As part of the reverse merger, The Fashion House, Inc. shareholders became shareholders of TDI Holding, The Fashion House Inc. became a wholly-owned subsidiary of TDI Holding, the management of The Fashion House, Inc. took over control of TDI Holding and TDI Holding changed its name to The Fashion House Holdings, Inc. Under the Exchange Agreement, TDI Holding Corporation would implement a reverse-stock-split on a 21.8 to 1 basis such that one share would equal 1/21.8 shares of common stock. On August 19, 2005, and in connection with the Exchange Agreement, TDI Holding Corporation amended its Articles of Incorporation implementing the foregoing reverse-stock-split with an effective date of August 29, 2005. For consistency and clarity, all share references hereinafter assume the reverse-stock-split has taken place.
During the year ended December 31, 2005, we completed the initial closings of our private placement with the sale of 3,152,250 shares of our common stock for gross proceeds of $3,152,250. Commissions, fees and expenses aggregating $520,759 were deducted from the proceeds and $2,631,491 was remitted to us. The Managing Dealer was granted warrants to purchase common shares equal to 15% of the common shares actually sold. All warrants issued to the Managing Dealer carry an exercise price of $1.00, with cashless exercise provisions.
The reverse merger allowed The Fashion House, Inc to become a wholly-owned subsidiary of TDI Holding Corporation, a publicly held shell company, without having to pursue the traditional registration process. From and after the closing of the reorganization and merger, our principal asset became, and continued to be, The Fashion House, Inc.
As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2005 financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Overview
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
Our licensed brands include Richard Tyler Couture, tyler Richard Tyler, Oscar by Oscar de la Renta and O Oscar by Oscar de la Renta. In the first quarter of 2006, we signed additional brand licensing agreements with Bill Blass Limited for Bill Blass Couture and Blass by Bill Blass, and with the designer Isaac Mizrahi for the licensed brands Isaac Isaac Mizrahi line as well as a new couture line. We sell over 100 different styles of designer footwear through independent retailers, specialty retailers and better department stores. We utilize a trading company to provide trade finance and factoring services in connection with the manufacture, distribution, and sale of footwear to customers. The trading company issues letters of credit in favor of the manufacturers at our request. The trading company imports and delivers the goods, as instructed by us, to a public warehouse and pays the manufacturers for the cost of the goods, and also pays the other related costs of import and delivery. The goods are held by us at a public warehouse on a consignment basis at its expense. The trading company has title to the goods when shipped from the manufacturer, during delivery, and in the public warehouse. The trading company is paid for the goods upon their sale and delivery to our customer. Goods that remain unsold in the public warehouse on or after sixty days after delivery are billed by the trading company and title to the goods is transferred to us. For all goods purchased, the trading company charges landed cost plus 4% to us. There were no unsold goods billed by the trading company and purchased by us as of December 31, 2005.
Management is actively seeking additional financing by issuing equity or a combination of equity and debt financing from new shareholders and/or lenders in 2006. If the planned financings are obtained, the Company believes it will generate adequate cash to sustain operations at current levels until it begins to operate profitably. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to maintain profitable operations.
The footwear sales cycle is well entrenched and most of the industry’s infrastructure centers around four distinct selling seasons: Spring 1, Spring 2, Fall 1 and Fall 2. Spring 1 occurs in June and products are debuted at trade shows—such as the Fashion Footwear Association of New York—for introduction to retail stores in November. Spring 2 occurs in August and coincides with the industry’s largest trade show event—the World Shoe Association show in Las Vegas. Lines that debut in this venue appear on retail shelves and counters the following February and March. Fall 1 is a December event and translates to retail introductions in April and May. Fall 2 occurs in February and shoes ordered by buyers in this period are introduced to retail stores in July and August.
Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Net sales for the year ended December 31, 2005 were $1,644,474, a decrease of $3,032,054 or 65%, from 2004 net sales of $4,676,528. Of the decease, the Nicole Miller brand sales decreased $2,348,034, due to the sale of the brand trademark rights in September of 2004. The Nicole Miller sales in 2005 represented the liquidation of the brand’s remaining inventory. The Tyler, by Richard Tyler brand sales deceased by $684,020 due to a shift in sourcing from Italy to China in the first half of the year. This shift in sourcing caused the company to miss the entire Spring Season for Tyler, by Richard Tyler.
Gross profit for the year ended December 31, 2005 was $256,154 or 16% compared to $1,966,363 or 42% for 2004. The lower gross profit in 2005 was due to the liquidation of the Nicole Miller inventory at a gross profit of 5.3%, and discounts given on the Tyler brand because of late delivery of our first season of production from China.
Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $5,337,989 in the year ended December 31, 2005 from $2,924,186 in 2004, for an increase of $2,413,803. The increase in operating expenses is attributable primarily to an increase in payroll costs of $492,044 net of commission, as a result of our change from a commissioned to a salaried sales force and additional administrative staffing. Travel expense increased by $157,122, cost of samples increased by $63,025, and professional fees increased by $231,110 which were primarily associated with the reverse merger. In addition we incurred $325,000 and $1,006,344 in cash and stock-based acquisition expenses, respectively.

Interest expense was $1,688,409 for the year ended December 31, 2005 compared to $84,406 for the year ended December 31, 2004. The increase in 2005 of $1,604,003 is primarily due to the amortization of the beneficial conversion feature and the fair value of the warrants associated with the convertible notes. The other income recorded for the year ended December 31, 2004 of $1,350,000, reflects the gain on the sale of the Nicole Miller trademark rights.
We determined that the registration rights of certain warrants issued with convertible notes payable are embedded derivative instruments pursuant to SFAS no. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The fair value of the derivative instruments is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. The fair value of the derivative instruments increased $216,000; accordingly, we recognized other expense of $216,000 related to recording the derivative liabilities at fair value.
The net loss of $6,987,044 in the year ended December 31, 2005 compared to net income of $306,971 for the year ended in 2004 was primarily due to much lower net sales and gross profit, increased operating expense, increased interest expense, and stock-based acquisition expenses and the comparable period last year benefited from a gain on the sale of a trademark rights of $1,350,000.
Liquidity and Capital Resources
During the year ended December 31, 2005, our net cash position decreased by $95,169 to $76,680. We used $4,402,130 from operating activities, and used $258,192 in investing activities. Our financing activity provided cash of $4,565,153.
Net cash used in operating activities for the year ended December 31, 2005 of $4,402,130 was a decrease of $3,516,259 from the $885,871 used in operating activities in the year ended December 31, 2004. The increase in the funds used in 2005 was primarily due to the net operating loss of $6,987,044 incurred.
Our investing activities consisted mainly of the purchase of property and equipment for the 2005 period for a net use of $258,192. In the 2004 period, the net cash provided was $1,220,554 primarily from the sale of Nicole Miller trademark rights.
In April and May 2005, we issued convertible notes payable totaling $625,000, bearing interest at 11 percent per annum (the “11% Notes”). The 11% Notes and accrued interest were due through August 2005, as amended. In addition, the principal and accrued interest on the 11% Notes are convertible into shares of our common stock at a conversion price equal to $0.80 per share. We recorded a BCF of $375,250 in connection with the conversion feature and amortized $375,250 to interest expense in 2005. In connection with the issuance of the 11% Notes, we issued warrants to purchase an aggregate of 687,500 shares of our common stock, including a warrant to purchase 62,500 shares of our common stock issued in connection with an extension of the maturity date. In August 2005, we repaid such amounts, including accrued interest of $35,392.
In July 2005, we issued a convertible note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Notes”). The July 11% Notes and accrued interest are due in April 2006, as amended. In addition, the principal and accrued interest on the July 11% Notes are convertible into shares of our common stock at a conversion price equal to $0.80 per share. We recorded a BCF of $269,00 in connection with the conversion feature and amortized $246,583 to interest expense in 2005. In connection with the issuance of the July 11% Notes, we issued warrants to purchase an aggregate of 550,000 shares of our common stock.
In June and August 2005, we issued convertible notes payable totaling $575,000, bearing interest at 6 percent per annum (the “6% Notes”). The 6% Notes and accrued interest were due at the earlier of the initial closing of our private placement or June 2006. In addition, the principal and accrued interest on the 6% Notes were convertible into shares of our common stock at a conversion price equal to $0.80 per share. We recorded a BCF of $143,750 in connection with the conversion feature of the notes payable and amortized $143,750 to interest expense in 2005. In connection with the initial closing of our private placement, the entire $575,000 of 6% Notes, and $4,554 or accrued interest, were converted into 724,443 shares of our common stock in accordance with the related agreements.
We entered into an agreement with Brookstreet Securities Corporation, a NASD member investment banker based in Irvine, California, as its placement agent and financial consultant to sell newly issued common stock at $1.00 per share for a total offering from minimum of 2,500,000 shares to maximum of 8,500,000 shares, as amended, in order to raise minimum capital of $2,175,000 to maximum capital of $7,395,000, net of expenses. We agreed to pay BSC an 8% retail sales commission, a 2% non-accountable marketing allowance and a 3% non-accountable expense allowance. At the closing of the placement, Brookstreet received warrants to purchase 472,838 shares of our common stock at an exercise price of $1.00 per share for monies received during 2005.
Through December 31, 2005, we completed the initial closings of the minimum amount of its private placement with the sale of 3,152,250 shares of our common stock, on a post-reverse-split basis, receiving proceeds of $2,631,491, net of commissions, fees and expenses of $520,759.
On December 13, 2005, we entered into a $125,000 loan agreement for 60 days, bearing interest at prime plus 5%. In connection with the issuance of the note, we issued warrants to purchase 125,000 shares of our common stock.
With the exception of 2004, when we sold the trademark rights of Nicole Miller resulting in a one-time gain, we have incurred net losses each year since inception in 2002 as a result of start up expenses of operations, minimum royalty payments on new licenses, stock-based acquisition expenses and general and administrative expenses in support of operations.
In January 2006 and March 2006, we acquired rights to use four trademarks as evidenced by a licensing agreement entered into with Bill Blass Limited to design, manufacture and distribute women’s footwear under the brand names Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection. The agreements expire in March 2011, with an automatic extension through 2016. Under the licensing agreement, we agreed to pay the greater of 7% of net sales of the licensed products or guaranteed minimums ranging from $105,000 to $350,000 per annum. The licensor may terminate the licensing agreement upon event of default, as defined.
In March 2006, we acquired rights to use two trademarks as evidenced by a licensing agreement entered into with Isaac Mizrahi to design, manufacture and distribute women’s footwear under the brand names Isaac Isaac Mizrahi and a new couture brand. The agreement expires in March 2011, with an automatic extension through 2016. Under the licensing agreement, we agreed to pay the greater of 8% of net sales of the licensed products or guaranteed minimums ranging from $170,000 to $450,000 per annum. The licensor may terminate the licensing agreement upon event of default, as defined.
On January 17, 2006, we extended the July 11% Note until April 17, 2006. In connection with the extension of the July 11% Note from January 2006 to April 2006, we issued warrants to purchase 550,000 shares of our common stock. This note and the interest owed were fully paid by March 24, 2006. The warrants had fair values totaling $385,000, as determined under SFAS No. 123, vested upon grant, have an exercise price of $1.00 and expire in January 17, 2009.
In January 2006, we issued a note payable totaling $800,000, bearing interest 10.5%. In connection with the issuance of the note, we issued a warrant to purchase 400,000 shares of our common stock. The warrants had fair values totaling $552,000, as determined under SFAS No. 123. These warrants vested upon grant, have an exercise price of $1.00 and expire in January 26, 2009. The note and accrued interest were repaid in March 2006.
During the period from January 1, 2006 through March 31, 2006, we issued 3,619,384 shares of its common stock for proceeds of $3,149,384, net of issuance costs of $470,598. In connection with the issuance of the common stock, we issued warrants to purchase 1,809,692 shares of common stock. The warrants vested upon grant, have exercise prices of $1.25 and expire through March 2007.
Our entered into a one year contract with an investor relations company costing $12,500 per month and the investor relations firm was issued a warrant to purchase 1,200,000 shares of our common stock. The warrants had a fair value of $996,000, as determined under SFAS 123. This warrant vested upon grant, has an exercise price of $1.00 and expires in January 2009.
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
CRITICAL ACCOUNTING POLICIES
In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/loss, as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition and stock-based compensation. In addition, please refer to Note 1 to the accompanying consolidated financial statements for further discussion of our significant accounting policies.
Revenue Recognition
Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that our revenue recognition policy conforms to SAB 104.
We evaluate the criteria of the FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. We are is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to the ultimate collection of accounts receivable and cargo losses. Accordingly, our revenue is recorded on a gross basis.
We utilize a trading company to provide trade finance and factoring services in connection with the manufacture, distribution and sale of our products (referred to hereinafter as the “Goods”) to customers. The trading company issues letters of credit in favor of the manufacturers at our request of , and in accordance with the information provided in such requests. The trading company imports and delivers Goods, as instructed by the us, to a public warehouse and pays the manufacturers for the cost of Goods and the related costs covered by the requests.
Goods are held by us at a public warehouse on a consignment basis. We arrange and maintains the Goods while in its possession at its expense. The trading company has title to the Goods when shipped from the manufacturer and in the public warehouse. The trading Company is paid for the Goods upon their sale and shipment to the our customers. Goods that remain unsold in the public warehouse on or after sixty days from receipt are billed by the trading company and title to the goods is transferred to the Company. For all goods purchased, we charged cost plus 4% by the trading company. There were no unsold goods billed by the trading company and purchased by us at the periods ended December 31, 2005 and 2004.
Revenue is recognized upon shipment of Goods from the public warehouse to the customers, which is when title transfers to the customer. The trading company approves credit to the customers and factors the sale. The trading company charges us 2.5% of the sales which are factored. For sales that are not factor approved, we purchase goods from the trading company and sells the Goods directly to the customers. We have title to all Goods returned by customers to the public warehouse. At December 31, 2005, returned inventory was not material to the overall financial statements.
Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by us are recorded in cost of sales.

Stock-Based Compensation
As of December 31, 2005, we have not issued any share based payments to its employees.
In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for us as of January 1, 2006.
SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. We will adopt SFAS 123(R) using the modified prospective application in January 2006. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.
The adoption of SFAS No. 123(R)’s fair value method will have a negative impact on our results of operations if we grant share-based payments to its employees in the future, although we will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.
Derivative Financial Instruments
In connection with the issuance of warrants with convertible notes payable, we were required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, we will be required to issue certain holders of convertible notes a number of warrants equal to 130,000 for each subsequent 30-day period that such registration statement has not been filed. Also, we will be required to issue the holders of convertible notes a number of warrants equal to 130,000 for each 30-day period following the Effectiveness Deadline. As of March 31, 2006, we have not filed the required registration statement, and therefore has issued warrants to purchase an aggregate of 260,000 and 650,000 shares of our common stock during the year ended December 31, 2005 and the period from January 1, 2006 to March 31, 2006, respectively. In addition, we are required to include the warrants issued to the placement agent for the private placement in such registration statement (see Note 8). We determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.
Beneficial Conversion Feature
The convertible feature of certain convertible notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF Issue No. 98-5 (“EITF 98-5”), Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. We are amortizing the discounts using the effective interest method through maturity of such instruments. We will record the corresponding unamortized debt discounts related to the BCFs and warrants as interest expense when the related instrument is converted into our common stock.

Item 7. Financial Statements
Our Consolidated Financial Statements, including the Notes thereto, together with the report of independent auditors thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2005
Consolidated Statements of Operations for years ended December 31, 2005 and 2004
Consolidated Statements of Cash Flows for years ended December 31, 2005 and 2004
Consolidated Statements of Stockholders’ Deficit for years ended December 31, 2005 and 2004
Notes to Consolidated Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On September 1, 2005, our independent registered public accounting firm, Hein & Associates LLP resigned. Effective as of September 20, 2005, our board of directors appointed Stonefield Josephson, Inc. as our independent public accountants.
     As previously disclosed, during our two fiscal years ended March 31, 2004 and March 31, 2005, and the subsequent interim period through August 31, 2005, there were no disagreements between us and Hein & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Hein & Associates’ satisfaction, would have caused Hein & Associates to make reference to the subject matter of the disagreement in connection with its reports.
     Except as described in the following two paragraphs, during the fiscal years ended March 31, 2004 and March 31, 2005, and the subsequent interim period through August 31, 2005, there were no reportable events described under Item 304(a)(1)(iv) of Regulation S-B.
     Hein & Associates’ reports on the financial statements for each of our two most recent fiscal years ended March 31, 2004 and March 31, 2005 included an explanatory paragraph with respect to our ability to continue operations as a going concern.
     In connection with its audit of our financial statements for the fiscal year ended March 31, 2005, Hein & Associates advised our management of significant deficiencies that existed in the design and operation of our internal controls that was considered by Hein & Associates to be material weaknesses. A discussion of such material weaknesses may be found in Item 8A of our Annual Report on Form 10-KSB for the year ended March 31, 2005, which was filed with the Securities and Exchange Commission on July 26, 2005.
     In order to address these material weaknesses, we have retained a new Chief Financial Officer and have separated the officer functions of Chief Executive Officer and Chief Financial Officer to satisfy our continuing reporting obligations as a public company.
     Effective as of September 20, 2005, our board of directors approved a change our fiscal year end from March 31 to December 31.
     Effective as of September 20, 2005, our board of directors appointed Stonefield Josephson, Inc. as our independent public accountants for the fiscal year ending December 31, 2005. During our fiscal years ended March 31, 2004 and March 31, 2005, and the subsequent interim period through August 31, 2005, we did not consult with Stonefield Josephson regarding any of the matters or events as set forth in Item 304(a)(2) of Regulation S-B.
     On November 4, 2005, our independent registered public accounting firm, Stonefield Josephson, Inc. (“Stonefield Josephson”), resigned. Stonefield Josephson has not issued any reports on our financial statements for either of our prior two fiscal years. The decision to change accountants was approved by our board of directors.
     During the interim period from March 31, 2005 through November 4, 2005, there were no disagreements between us and Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Stonefield Josephson’s satisfaction, would have caused Stonefield Josephson to make reference to the subject matter of the disagreement in connection with its reports.
     During the interim period from March 31, 2005 through November 4, 2005, there were no reportable events described under Item 304(a)(1)(iv) of Regulation S-B.
     Effective as of November 14, 2005, our board of directors appointed Corbin & Company LLP as our independent public accountants for fiscal year ended December 31, 2005. During fiscal years ended March 31, 2004 and March 31, 2005 and the subsequent interim period through November 4, 2005, we did not consult with Corbin & Company LLP regarding any of the matters or events as set forth in Item 304(a)(2) of Regulation S-B.
     Based on a letter that we received from Stonefield Josephson, Inc., dated November 28, 2005, Stonefield Josephson stated that it agrees with the statements concerning it in Item 4.01(a) of our Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, except for the following:
     (1) Stonefield Josephson wants to make clear that it made the unilateral decision to resign and did not seek prior approval by our board of directors regarding its resignation. Stonefield Josephson further stated that it is unable to comment on any subsequent approval by the board of directors about the change in accountants.
     (2) Stonefield Josephson had a disagreement with us regarding auditing scope and procedure with respect to an intangible asset recorded in our financial statements.
     Neither our board of directors, nor any committee of the board of directors, discussed the subject matter of the alleged disagreement with Stonefield Josephson at any time. We were not aware of this alleged disagreement until after filing the Form 8-K on November 16, 2005. We have authorized Stonefield Josephson to respond fully to the inquiries of the successor accountant concerning the subject matter of paragraph 2 above. Pursuant to Item 304(b), if the auditing scope and procedure with respect to the intangible asset had been followed, which Stonefield Josephson apparently would have concluded was required, we cannot say what the effect on our financial statements would have been because Stonefield Josephson has never articulated their concerns with particularity.
Items 8/A. Controls and Procedures
     As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of the end of the applicable period to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in Internal Controls
     There was no change in our internal control over financial reporting as of the end of the applicable period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.
Item 8/B. Other Information
None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
MANAGEMENT
The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

			Initial Election or
Name	Age	Position Held	Appointment Date
John Hanna	49	Chairman, President, and Chief Executive Officer	August 19, 2005
Michael McHugh	60	Chief Financial Officer	NA
Christopher Wyatt	43	Director	August 19, 2005
Joseph J. McCann, Jr.	66	Director	August 19, 2005
Eric Richardson	39	Director	August 19, 2005
Alan F. Broidy	51	Director	September 20, 2005
Thomas J. Anzsures	58	Exec. VP Sales	NA
Richard Zech	41	VP Sales	NA
Gladys Cutler	57	East Coast VP Sales	NA
There are no family relationships between any two or more of our directors or executive officers. Our executive officers are appointed by our board of directors and serve at the board’s discretion. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.
None of our directors or executive officers has, during the past five years,
o had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,
o been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,
o been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or
o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
BUSINESS EXPERIENCE
JOHN HANNA. John Hanna has served as our President, Chief Executive Officer and Chairman of the Board since our exchange reorganization and merger, effective as of August 19, 2005. Mr. Hanna founded our wholly-owned subsidiary, The Fashion House, Inc., in April 2002, and has served on its Board of Directors since inception. Mr. Hanna was Chief Executive Officer of Bertie of London Shoe Company, a licensee of Bertie of London England from 1983 to 1988. During his tenure, Mr. Hanna grew the company in retail and wholesale sales. In 1988, Mr. Hanna founded First Billisimo, Inc. and served as its President and Chief Executive Officer. During his 11 year tenure with First Billisimo, Inc., Mr. Hanna designed and manufactured footwear under his own Billisimo label and developed the couture label Phillip Alexander. Following his involvement with First Billisimo, Inc., from 1999 until forming The Fashion House, Inc. in 2002, and Mr. Hanna acted as a footwear consultant for various labels and companies including Jazz, XOXO, and Bisou/Bisou.
CHRISTOPHER THOMAS WYATT. Chris Wyatt has served as a member of our board of directors since our exchange reorganization and merger on August 19, 2005; he is also our Director of Marketing. Mr. Wyatt was a founding investor in our wholly-owned subsidiary, The Fashion House, Inc., and has served on its Board of Directors since July 2004. Mr. Wyatt has had a vast and diverse career with experience in institutional equity, investment banking, venture capital, real estate development and fine art. Mr. Wyatt began his career with Smith Barney Harris Upham in 1985 before joining Bear Stearns and Co. in 1987 managing institutional equity and debt accounts focusing on risk arbitrage strategies. Between 1991 and 1996 Mr. Wyatt worked with Lovett Underwood Neuhaus (subsequently Kemper Securities) concentrating on emerging growth companies and private placement transactions. In 1996 Mr. Wyatt pursued entrepreneurial endeavors, privately financing several Internet marketing “start ups” while working as a dealer of fine art. Mr. Wyatt remains active in real estate development with Prescient Partners LLC and fine art investment. He received his Bachelor of Arts in Political Science and English from St. Lawrence University in Canton, New York.
ERIC W. RICHARDSON. Eric Richardson has served as our director since our exchange reorganization and merger, effective as of August 19, 2005. Mr. Richardson is President of Cambria Capital. He has held a variety of positions as an investment banker, fund manager, information technology executive and corporate lawyer. Mr. Richardson has been an active principal investor and advisor to many early-stage companies and has extensive experience in dealing with issues related to the management and operations of small public companies. Prior to forming Cambria Capital with Michael Vanderhoof, Mr. Richardson was the President of Kwai Financial (“Kwai”), the venture capital and bridge lending unit of Headwaters Incorporated. Kwai made bridge loan and private equity investments in emerging growth companies in the information technology, media and energy markets. Between 1998 and 1999, Mr. Richardson served as Vice President of Institutional Sales for Imperial Capital, LLC, where he was responsible for sales and trading of public and private securities to institutional investors. During this time, he helped found and served as General Counsel for Imergent, Inc., a leading internet commerce, marketing and training firm. From 1996 through 1998, Mr. Richardson served as General Counsel and then Chief Operating Officer of Prosoft Learning Corporation, a publicly traded company that offers content and certifications relating to information and communications technology workforce skills. Mr. Richardson’s experience at Prosoft included the negotiation and structuring of strategic relationships with entities such as AT & T, Netscape Communications Corporation, Novell Corporation, Hewlett-Packard Company, and others. Along with Prosoft’s CEO and President, Mr. Richardson was a presenter on the Prosoft road-show team that raised $35 million in a secondary offering arranged by Solomon Smith Barney that included institutional investors such as J.P. Morgan, SunAmerica, Travelers Insurance and GE Capital. Prior to this, Mr. Richardson was a corporate attorney in the Los Angeles office of Shearman & Sterling where he represented institutional lenders in private banking and structured finance transactions. His clients included Citicorp, Bank of America and Merrill Lynch Asset Management. He began his legal career as an associate at Milbank, Tweed, Hadley & McCloy, focusing on banking, real estate and corporate transactions. Mr. Richardson received his B.A. in 1988 from the University of Southern California and his J.D. in 1991 from the University of Michigan Law School. Mr. Richardson is a member of the California Bar Association, and has completed the Series 7, 24 and 66 securities examinations.
JOSEPH J. MCCANN, JR. Joseph J. McCann, Jr. has served as our director since our exchange reorganization and merger, effective as of August 19, 2005. Mr. McCann has worked as General Counsel for Keyes Fibre Company, Vice President and Associate General Counsel for Rockwell International, Vice President and Associate General Counsel for TRW, Inc., and an equity partner in the law firms of Crane & McCann and, from 1997 — 2002 Musick, Peeler & Garrett, LLP. From 2002 to 2004 he was Executive Vice-President of Paycom Billing Services, Inc. Thereafter, he was General Counsel and Vice Chairman of the Board of Advisors for Paycom.net, LLC, until February 2005. Mr. McCann is a graduate of the Stanford Business School Executive Program. After serving as a Lieutenant in the U.S. Army during Vietnam, Mr. McCann has remained active on the Board of Trustees for the Association of Graduates for his undergraduate alma mater, the United States Military Academy.
ALAN F. BROIDY. Mr. Broidy was appointed to our Board of Directors in September 2005. Mr. Broidy is a lawyer who specializes in bankruptcy law; he has his own law firm, Law Offices of Alan Broidy, for 15 years. Mr. Broidy is a member of the California Bar Association.
MICHAEL P. MCHUGH. Mr. McHugh was appointed Chief Financial Officer in November 2005. Mr. McHugh has served as a Chief Financial Officer for over 20 years. He served as Chief Financial Officer for Royal Household Products from May 2005 to November 2005. From May 2004 to May 2005, he was the CFO of Bergamo. And from January 2002 to May 2004, he was the President and owner of the Beverly Hills Food Company. From 1998 to 2002, he was the CFO of Authentic Fitness and from 1986 to 1998 the CFO of J Crew Group Inc. Mr. McHugh is a graduate of St. John’s University in NYC.
THOMAS J. ANZURES. Mr. Anzures has been Executive Vice President in charge of sales since December 2004. From March 2003 to September 2004, he served as the National Sales Manager for GBMI, a footwear company. From January 2002 to March 2003, he was director of licensing for Ben Sherman, a New York apparel company.
RICHARD ZECH. Mr. Zech has been Vice President of Sales since October of 2005. From 2003 to 2005, Mr. Zech was National Account Director for Cole Haan Inc. From 2001to 2003, Mr. Zech was President and General Manager of Prari and from 1999 to 2001, he was the President and Founder of Sandro Moscoloni.
GLADYS CUTLER. Ms. Cutler has been our Vice President of East Coast Regional Sales Manager since October of 2004. From September of 2003 to October of 2004, Ms. Cutler was Regional Sales Manager for GBMI. From 1994 to 2003, Ms. Cutler was National Sales Manager for Bruno Magli.
Our board of directors currently consists of five members. Our bylaws will provide that our directors will be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal.
Board Meetings and Committees
The Board of Directors held a total of three meetings from the date of the reverse merger, August 29, 2005 until December 31, 2005. The Board of Directors now has two standing committees — an Audit Committee and a Compensation Committee. Current committee members are listed below. The functions of the Audit Committee are to recommend selection of independent public accountants to the Board of Directors, to review the scope and results of the year-end audit with management and the independent auditors, to review the Company’s accounting principles and its system of internal accounting controls and to review the Company’s annual and quarterly reports before filing with the Securities and Exchange Commission. The Audit Committee was formed in 2006 and did not meet during 2005. The current members of the Audit Committee are Eric Richardson (Chairman), Alan Broidy and Joseph J. McCann, Jr. The Board of Directors has determined that all members of the Audit Committee are independent directors under the rules of the SEC.
No individual on our board of directors possesses all of the attributes of an audit committee financial expert and no one on our board of directors is deemed to be an audit committee financial expert. In forming our board of directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Mr. McHugh, our Chief Financial Officer, serves as our financial expert regarding generally accepted accounting principals and general application of such principles in connection with the accounting for estimates and accruals, including an understanding of internal control procedures and policies over financial reporting, and maintains sufficient experience preparing auditing, analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert. However, Mr. McHugh is not an elected director of the company. We recognize that having a person who possesses all of the attributes of an audit committee financial expert would be a valuable addition to our board of directors; however, we are not, at this time, able to compensate such a person. Therefore, we may find it difficult to attract such a candidate.
The Compensation Committee reviews and approves salaries, bonuses and other benefits payable to the executive officers and is responsible for the recommendation of any equity compensation plan. The Compensation Committee was formed in 2006 and did not meet during 2005. The current members of the Compensation Committee are Joseph J. McCann, Jr. (Chairman), Eric Richardson and Alan Broidy. The Board of Directors has determined that all members of the Compensation Committee are independent directors under the rules of the SEC.
DIRECTOR COMPENSATION
In February 2006, our Board of Directors adopted a compensation policy for independent directors which provides each such director an annual payment of $25,000, $10,000 for the Chairman of the Audit Committee, $7,500 for the Chairman of the Compensation Committee and $5,000 for each committee meeting attended. Any such payments will be made at the end of our fiscal year. In addition, at such time as we have adopted a Stock Option Plan, each independent director shall be issued an option for 50,000 shares of our common stock which shall vest in four equal quarterly installments with an exercise price of fair market value at the date of board approval. We also reimburse directors for reasonable expenses incurred in attending board meetings.
CODE OF ETHICS
We have not adopted a Code of Ethics yet, but intend to do so in the coming months as part of our adoption of a number of policies to guide our directors, officers and employees in their actions.
Item 10. Executive Compensation
SUMMARY OF COMPENSATION
The following table summarizes all compensation received by our Chief Executive Officer for services rendered to us and several other officers who earned more than $100,000 in fiscal year 2005 (including payments made by our predecessor, Fashion House, Inc.) These persons are referred to as our Named Executive Officers.
SUMMARY COMPENSATION TABLE

					LONG TERM
	ANNUAL COMPENSATION				COMPENSATION AWARDS
					RESTRICTED
NAME AND PRINCIPAL				OTHER ANNUAL	STOCK
POSITION	YEAR	SALARY ($)	BONUS ($)	COMPENSATION	AWARDS
John Hanna, President and	2005	$180,000
CEO (1)	2004	$180,000			1,129,136

Thomas Azures, EVP,	2005	$206,249
Sales (2)	2004	$47,599

Gladys Cutler, VP East (3)	2005	$135,000
Coast Sales	2004	$30,375

(1)	Mr. Hanna was appointed President and Chief Executive Officer on August 19, 2005, but previously served in this role in our predecessor company. Mr. Hanna was paid $105,000 in 2005 and $0 in 2004; we owe Mr. Hanna $180,000 for 2004 services and $75,000 for 2005 services. His predecessor, Mr. Blair Zykan, an unaffiliated party, served as Chief Executive Officer of our predecessor from April 20, 2000 until the reverse merger became effective on August 19, 2005. As reported in previous filings, Mr. Zykan did not receive any compensation for his services as Chief Executive Officer for the fiscal year ended December 31, 2004 and December 31, 2005. We are not aware of any facts or circumstances that may indicate otherwise.

(2)	Mr. Azures joined our predecessor in October 2004; therefore his 2004 compensation is for a partial year.

(3)	Ms. Cutler joined us in late 2004 and is currently paid at the rate of $150,000 per annum.

(4)	Mr. Hanna received 800 shares of restricted common stock at a price per share of $1.00 in 2004, which upon consummation of the reverse merger in August 2005 resulted in 1,129,136 shares of common stock.
OPTION GRANTS TO EXECUTIVE OFFICERS IN 2005
The Named Executive Officers did not receive any option grants during the fiscal year ended December 31, 2005.
EMPLOYMENT ARRANGEMENTS
We have entered into an Employment Agreement with our Chief Executive Officer, John Hanna. The agreement is dated as of December 1, 2002. In consideration of his services to us, we have agreed to pay him a base salary of $168,000 per year plus a bonus equal to 1% of gross sales. Mr. Hanna has waived his bonus provision for each of the years ended December

31, 2005, 2004 and 2003. The agreement is terminable at will by either party, provided that the salary and bonus shall continue for a period of one year following the date of termination.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth certain information regarding beneficial ownership of our common stock as of March 30, 2006 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise stated, their address is c/o The Fashion House Holdings, Inc., 6310 San Vicente Blvd., #330, Los Angeles, California 90048-5499.
We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws. As of March 30, 2006, there were 23,623,563 shares of common stock issued and outstanding. With respect to the table below, we have based our calculation of the percentage of beneficial ownership of 23,623,563 shares of common stock outstanding.
In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of March 30, 2006. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.
COMMON STOCK

	NUMBER OF SHARES OF
NAME OF DIRECTOR, OFFICER	COMMON STOCK BENEFICIALLY	PERCENTAGE OF OUTSTANDING
AND BENEFICIAL OWNER	OWNED	SHARES OF COMMON STOCK
John Hanna	6,015, 958	29.3%

Christopher Wyatt	6,015, 958	29.3%

Alan F. Broidy	250,000	*

All Officers & Directors	12,281,916	51%
as a Group ( 9 persons)

*	Less than one percent beneficially owned.
CHANGE OF CONTROL
To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the company.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Described below are certain transactions or series of transactions since January 1, 2004 between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $60,000 other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

LOAN FROM DIRECTORS
We currently owe a director and officer, Christopher Wyatt, $981,000 plus interest of $134,546. The loan is unsecured and accrues interest at a rate of 8% per annum and is due 13 months following demand. No demand for payment has been made as of December 31, 2005. Interest expense incurred totaled $53,500 and $60,000 for the years ended December 31, 2005 and 2004 respectively.
In June 2005, Alan Broidy, one of our directors, loaned us an aggregate $190,000, which was non-interest bearing. This amount owed to Mr. Broidy was converted into 237,500 shares of our common stock at a price per share of $0.80. On December 30, 2005, our director Alan Broidy paid us $25,000 in exchange for a demand note, which was non-interest bearing. We paid this note on March 14, 2006.
Item 13. Exhibits
The following documents are filed as part of this report:
(1) Financial Statements — See Index to Consolidated Financial Statements under Item 7 above.
(2) Exhibits — See Index to Exhibits following the signatures to this report.
Item 14. Principal Accountants Fees and Services
The following table sets forth fees billed to The Fashion House Holdings, Inc. by our auditors during the fiscal years ended December 31, 2005 and December 31, 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2005	December 31, 2004 (1)
(i)	Audit Fees	$61,500	$20,000
(ii)	Audit Related Fees	$0	$—
(iii)	Tax Fees	$0	$—
(iv)	All Other Fees	$5,600	$—
All Other Fees: Such amounts consist of billings related to assisting the Company in responding to various SEC comment letters.
However, our predecessor, prior to our merger, had a year end of March 31, 2005 and has reported in its Form 10K-SB for its fiscal year ended March 31, 2005 aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB’s or services that are normally provided in connection with statutory and regulatory filings were $12,080 for fiscal year 2005 and $9,950 for fiscal year 2004.
Our Audit Committee was recently formed and has not yet adopted its audit committee charter. We intend that the Audit Committee Charter will include pre-approval policies

EXHIBITS.
2.1	Reverse Share Exchange Agreement by and among the registrant, The Fashion House, Inc., a Delaware corporation, and shareholders of Fashion House, Inc., dated as of August 19, 2005 (1)

3.1	Certificate of incorporation of the registrant, as currently in Effect (2)

3.2	Bylaws of the registrant, as currently in effect (3)
4.1	Warrant dated August 19, 2005 issued to The Elevation Fund, LLC (4)

4.2	Warrant dated July 21, 2005 issued to American Microcap Investment Fund 1, LLC(4)

4.3	Warrant dated January 2006 issued to American Microcap Investment Fund 1, LLC(4)

4.4	Warrant dated December 13, 2005 issued to Diaz Management, Inc. (4)

4.5	Warrant dated February 2006 issued to Diaz Management, Inc. (4)

4.6	Warrant dated February 2006 issued to Battersea Capital, Inc. (4)

4.7	Warrant dated February 2006 issued to Trilogy Capital Partners, Inc. (4)

4.8	Warrant dated March 2006 to investor group(4)
10.1	Employment Agreement dated as of January 1, 2004 between John Hanna and Fashion House, Inc. (“FHI”)

10.2	License Agreement dated February 2006 between FHI and IM Ready Made, LLC

10.3	License Agreement dated November 2005 between FHI and Bill Blass International LLC

10.4	License Agreement dated November 2005 between FHI and Bill Blass International LLC

10.5	License Agreement dated April 1, 2006 between FHI and Bill Blass International LLC

10.6	License Agreement dated April 1, 2006 between FHI and Bill Blass International LLC

10.7	License Agreement dated January 24, 2005 between FHI and Oscar De La Renta, Ltd.

10.8	Trademark License Agreement dated as of November 27, 2002 between FHI and Tyler Trafficante Inc. (Tyler)

10.9	Trademark License Agreement dated as of November 27, 2002 between FHI and Tyler Trafficante Inc. (Richard Tyler)

10.10	Wyatt Loan Agreement dated as of December 31, 2005. NOT EDGARIZED

10.11	Loan Agreement dated April 1, 2005 from the The Elevation Fund, LLC

10.12	Loan Extension dated July 18, 2005 from The Elevation Fund, LLC(4)

10.13	Loan Agreement dated July 21, 2005 from American Microcap Investment Fund 1, LLC(4)

10.14	Loan Extension dated January, 2006 from American Microcap Investment Fund 1, LLC(4)

10.15	Loan Agreement dated December 13, 2005 from Diaz Management, Inc. (4)

10.16	Loan Extension dated February 2006 from Diaz Management, Inc. (4)

10.17	Loan Agreement dated February 2006 from Battersea Capital, Inc. (4)

10.18	Consignment Agreement dated November 28, 2004 between FHI and Itochu International, Inc.

10.19	Trade Finance Agreement dated November 28, 2004 between FHI and Itochu International, Inc.

21.1	List of subsidiaries

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on August 22, 2005.

(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001, and Form 8-K filed with the SEC on August 24, 2005.

(3)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001.

(4)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on April 4, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 2006.

The Fashion House Holdings, Inc.

By:	/s/ John Hanna

John Hanna
President and Chief Executive Officer
POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hanna and Michael McHugh, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN HANNA JOHN HANNA	President, Chief Executive Officer and Director (Principal Executive Officer)	April 13, 2006

/s/ Michael McHugh Michael McHugh	Chief Financial Officer (Principal Financial and Accounting Officer)	April 13, 2006

/s/ CHRISTOPHER THOMAS WYATT CHRISTOPHER THOMAS WYATT	Director	April 13, 2006

/s/ ERIC W. RICHARDSON ERIC W. RICHARDSON	Director	April 13, 2006

/s/ ALAN F. BROIDY ALAN F. BROIDY	Director	April 13, 2006

/s/ JOSEPH J. MCCANN, JR. JOSEPH J. MCCANN, JR.	Director	April 13, 2006

THE FASHION HOUSE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To The Board Of Directors
THE FASHION HOUSE HOLDINGS, INC.
We have audited the accompanying consolidated balance sheet of The Fashion House Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fashion House Holdings, Inc. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has a working capital deficit of $1,210,488. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Corbin & Company, LLP

Corbin & Company, LLP

Irvine, California
March 31, 2006

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

Current assets:
Cash	$76,680
Accounts receivable, net of allowance of $15,353	468,017

Prepaid expenses	168,818

Total current assets	713,515

Property and equipment, net	350,350

Deposits	73,873

TOTAL ASSETS	$1,137,738

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$550,366
Accrued payroll and related	292,403
Due to factor	321,488
Accrued interest	172,079
Convertible note payable, net of discount of $45,833	504,167
Note payable, net of discount of $66,500	58,500
Current portion of notes payable to stockholders	25,000

Total current liabilities	1,924,003

Long-term liabilities:
Notes payable to stockholders, net of current portion	981,000
Warrant liabilities	904,000

Total liabilities	3,809,003

Commitments and contingencies

Stockholders’ deficit:
Common stock, no par value;
100,000,000 shares authorized;
20,003,581 shares issued and outstanding	5,601,189
Accumulated deficit	(8,272,454)

Total stockholders’ deficit	(2,671,265)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,137,738

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
Net sales	$1,644,474	$4,676,528

Cost of Sales	1,388,320	2,710,165

Gross profit	256,154	1,966,363

Operating expenses:
Selling, general and administrative	3,690,885	2,140,602
Payroll and related	1,214,604	416,570
Royalties	432,500	367,014

Total operating expenses	5,337,989	2,924,186

Loss from operations	(5,081,835)	(957,823)

Other income (expense):
Gain on sale of license	—	1,350,000
Interest expense, net of interest income	(1,688,409)	(84,406)
Change in fair value of derivative liabilities	(216,000)	—

Total other income (expense), net	(1,904,409)	1,265,594

(Loss) income before income taxes	(6,986,244)	307,771

Income taxes	800	800

Net (loss) income	$(6,987,044)	$306,971

Basic and diluted net (loss) income per share	$(0.43)	$0.02

Weighted average shares outstanding — basic and diluted	16,194,174	13,185,674

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at January 1, 2004	12,985,064	$500,000	$(1,592,381)	$(1,092,381)

Issuance of common stock for services	1,129,136	800	—	800

Net income	—	—	306,971	306,971

Balance at December 31, 2004	14,114,200	500,800	(1,285,410)	(784,610)

Issuance of common stock in reverse merger	1,006,344	—	—	—

Estimated fair value of common stock issued for services	1,006,344	1,006,344	—	1,006,344

Estimated fair value of warrants issued with a note payable	—	95,000	—	95,000

Estimated fair value of beneficial conversion feature on convertible notes payable	—	788,000	—	788,000

Issuance of common stock in private placement, net of issuance costs	3,152,250	2,631,491	—	2,631,491

Issuance of common stock upon conversion of notes payable and accrued interest	724,443	579,554	—	579,554

Net loss	—	—	(6,987,044)	(6,987,044)

Balance at December 31, 2005	20,003,581	$5,601,189	$(8,272,454)	$(2,671,265)

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,987,044)	$306,971
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	55,991	32,892
Allowance for doubtful accounts	93,558	—
Gain on sale of license	—	(1,350,000)
Amortization of estimated fair value of beneficial conversion features	765,583	—
Estimated fair value of stock issued for services	1,006,344	800
Amortization of estimated fair value of warrants	527,084	—
Estimated fair value of warrants issued as penalties	166,000	—
Change in fair value of derivative warrant liability	216,000	—
Change in operating assets and liabilities:
Accounts receivable	(357,683)	(203,892)
Prepaid royalties and expenses	(145,654)	(23,164)
Deposits	(60,521)	(12,602)
Accounts payable and accrued expenses	341,433	91,020
Accrued payroll and related	9,442	62,808
Settlement payable	(135,000)	135,000
Accrued interest	102,337	74,296

Net cash used in operating activities	(4,402,130)	(885,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(258,192)	(129,446)
Proceed from sale of license	—	1,350,000

Net cash (used in) provided by investing activities	(258,192)	1,220,554

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders	625,000	100,000
Repayments of notes payable to stockholders	(161,000)	(243,000)
Proceeds from issuance of common stock, net of issuance costs of $520,759	2,631,491	—
Proceeds from convertible notes payable	1,750,000	—
Repayments of convertible notes payable	(625,000)	—
Proceeds from note payable	125,000	—
Advances from factor	1,443,833	1,124,631
Payments to factor	(1,224,171)	(1,155,104)

Net cash provided by (used in) financing activities	4,565,153	(173,473)

Net (decrease) increase in cash	(95,169)	161,210

Cash, beginning year	171,849	10,639

Cash, end of year	$76,680	$171,849

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004
Supplemental Disclosure of Cashflow Information:

	2005	2004
Cash paid during the year for interest	$37,392	$10,110

Cash paid during the year for income taxes	$800	$800

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock on conversion of debt and accrued interest	$579,554	$—

Estimated fair value of beneficial conversion features of certain convertible notes payable	$788,000	$—

Estimated fair value of warrants issued in connection with certain convertible notes payable	$522,000	$—

Estimated fair value of warrant issued in connection with note payable	$95,000	$—

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Nature of Operations
On August 19, 2005, TDI Holding Corporation (“TDI”) entered into an agreement of Plan of Reorganization (“Merger”) with The Fashion House, Inc. (“TFH”) in a tax free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Immediately prior to the Merger (after considering the stock split), TDI had 1,006,344 shares of common stock issued and outstanding and no preferred stock issued and outstanding. Pursuant to the Merger, all of the outstanding shares of TFH’s common stock were exchanged into 14,114,200 shares of TDI common stock. Immediately after the Merger, TDI had 15,120,544 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. In addition, pursuant to the Merger, TFH paid $325,000 to TDI, which TFH expensed as acquisition costs, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations during the year ended December 31, 2005.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, collectibility of receivables, recoverability of long-lived assets, valuation of warrants to purchase common stock and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions.
Going Concern
The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses for the years ended December 31, 2005 and 2004 and has an accumulated deficit of $8,272,454 and a working capital deficit of $1,210,488 at December 31, 2005.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
The Company’s success is dependent upon numerous items, among which are the Company’s successful growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its ability to obtain financing for operations, for which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.
The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company requires additional financing. Subsequent to year end, the Company received net proceeds of approximately $3,150,000 from the issuance of its common stock (see Note 9). There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitable operations.
These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Credit Risk
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005, there were no uninsured balances.
The Company assigns the majority of its trade accounts receivable to a factor (see Note 2), however the Company maintains the credit risk with respect to collection of these amounts. The Company makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At December 31, 2005, the Company established an allowance for doubtful accounts of $15,353.
Three customers accounted for approximately 50% of sales for the year ended December 31, 2005 and no customer accounted for greater than 10% of sales for the year ended December 31, 2004.
The Company operates in an industry that is subject to intense competition. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an operating business, including the potential risk of business failure.
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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
The Company purchases substantially all of its entire inventory from two vendors. The loss of either of these vendors could have a material adverse effect on the Company’s cash flow and financial position.
Inventories
Inventories will consist of returned merchandise from customers or unsold goods held by the trading company at a public warehouse in excess of sixty days. As noted below, the Company has no inventory on hand at December 31, 2005.
Property and Equipment
Property and equipment are stated at cost. Depreciation of equipment is provided for by using the straight-line method over the estimated useful lives of the related assets, which are five years for machinery and equipment, seven years for furniture and fixtures, and the shorter of lease terms or estimated useful lives for leasehold improvements. Expenditures for maintenance and repairs are charged to expense as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At December 31, 2005, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in future impairment of long-lived assets.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, accrued payroll and related, due to factor, accrued interest and notes payable. The carrying value for all such instruments approximates fair value at December 31, 2005 due to there short maturities. The fair value of the notes payable to stockholders is not determinable as the borrowings are with related parties.
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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
The Company evaluates the criteria of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to the ultimate collection of accounts receivable and cargo losses. Accordingly, the Company’s revenue is recorded on a gross basis.
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
Goods are held by the Company at a public warehouse on a consignment basis. The Company arranges and maintains the Goods while in its possession at its expense. The trading company has title to the Goods when shipped from the manufacturer and in the public warehouse. The trading Company is paid for the Goods upon their sale and shipment to the Company’s customers. Goods that remain unsold in the public warehouse on or after sixty days from receipt are billed by the trading company and title to the goods is transferred to the Company. For all Goods purchased, the Company’s charged cost plus 4% by the trading company. There were no unsold Goods billed by the trading company and purchased by the Company during the years ended December 31, 2005 and 2004.
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
The Company has title to all Goods returned by customers to the public warehouse. At December 31, 2005, returned inventory was not material to the overall financial statements.
Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.
Advertising
The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2005 and 2004 amounted to $63,072 and $73,967, respectively.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Income Taxes
The Company determines its income taxes under the asset and liability method in accordance with the SFAS No. 109, Accounting for Income Taxes. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.
Earnings Per Share
The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share. All potentially dilutive shares (371,500 shares) as of December 31, 2005 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the year then ended. There were no potentially dilutive shares during the year ended December 31, 2004.
Basic and diluted (loss) income per common share is computed as follows:

	Years Ended December 31,
	2005			2004
			Per			Per
	Loss	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
(Loss) income available to common stockholders	$(6,987,044)	16,194,174	$(0.43)	$306,971	13,185,674	$0.02

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
(Loss) income available to common stockholders	$(6,987,044)	16,194,174	$(0.43)	$306,971	13,185,674	$0.02

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Stock-Based Compensation
As of December 31, 2005, the Company has not issued any share-based payments to its employees.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of January 1, 2006.
SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company will adopt SFAS No. 123(R) using the modified prospective application in January 2006. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.
The adoption of SFAS No. 123(R)’s fair value method will have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.
Issuance of Stock for Non-cash Consideration
All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.
Derivative Financial Instruments
In connection with the issuance of warrants with convertible notes payable (see Note 7), the Company was required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, the Company will be required to issue certain holders of convertible notes a number of warrants equal to 130,000 for each subsequent 30-day period that such registration statement has not been filed. Also, the Company will be required to issue the holders of convertible notes a number of warrants equal to 130,000 for each 30-day period following the Effectiveness Deadline. As of March 31, 2006, the Company has not filed the required registration statement, and therefore has issued warrants to purchase an aggregate of 260,000 and 650,000 shares of the Company’s common stock during the year ended December 31, 2005 and the period from January 1, 2006 to March 31, 2006, respectively. In addition, the Company is required to include the warrants issued to the placement agent for the private placement in such registration statement (see Note 8). The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.
At December 31, 2005, the Company has derivative liabilities valued at $904,000 related to the warrants with registration rights. During the year ended December 31, 2005, the Company recognized expense of $216,000 related to the increase in fair value of the derivative liabilities at December 31, 2005.
Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the year ended December 31, 2005: dividend yield of 0%; average volatility of 89%; and risk free interest rate of 4.0%.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Beneficial Conversion Feature
The convertible features of certain convertible notes payable (see Note 7) provide for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF Issue No. 98-5, Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the fair values of the BCFs have been recorded as a discounts from the face amount of the respective debt instrument. The Company is amortizing the discounts using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discounts related to the BCFs and warrants as interest expense when the related instrument is converted into the Company’s common stock.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.
NOTE 2 — ACCOUNTS RECEIVABLE FACTORING
On February 1, 2003, the Company signed a factoring agreement with Madison Administrative Services, Inc. (“MAS”), a New York corporation. Under the factoring agreement, MAS charged the Company a factoring fee of 1% of the gross invoice amount of each account receivable, subject to a minimum annual fee of $9,000. MAS, to the extent of any financing provided, held a security interest in all assets of the Company over the term of the factoring agreement. During the years ended December 31, 2005 and 2004, factoring fees charged by MAS totaled $3,033 and $134,016, respectively.
In November 2004, the Company terminated its factoring activities with MAS and signed a conditional mutual release with MAS on April 6, 2005, whereby the Company agreed to pay MAS $135,000, of which $50,000 was paid upon signing and $85,000 was paid in July 2005.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 2 — ACCOUNTS RECEIVABLE FACTORING, continued
On November 14, 2004, the Company signed a factoring agreement with Itochu International, Inc. (“Itochu”), a New York corporation. Under the factoring agreement, the Company is charged a factoring fee of 2.5% of the gross invoice amount, with no minimum annual fee, and all invoices are subject to approval by Itochu. Itochu, to the extent of any financing provided, holds a security interest in all assets of the Company over the term of the factoring agreement. Either party may terminate the factoring agreement by providing 60 days written notice. In accordance with the agreement, Itochu will advance the invoice amount, but at no time will the outstanding balance of advances exceed $500,000. During the years ended December 31, 2005 and 2004, factoring fees charged by Itochu totaled $41,281 and $4,319, respectively.
At December 31, 2005, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$464,960
Advances from factor	(321,488)

Amounts due from factor	143,472

Unfactored accounts receivable	18,410
Allowance for returns	(15,353)

$146,529

NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2005:

Office and computer equipment	$114,044
Leasehold improvements	177,591
Furniture and fixtures	157,047

448,682
Less accumulated depreciation and amortization	(98,332)

$350,350

NOTE 4 — COMMITMENTS AND CONTINGENCIES
Licensing Agreements
For the rights to use trademarks, the Company has entered into licensing agreements with various licensors.
The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 4 — COMMITMENTS AND CONTINGENCIES CONTINUES, continued
As of December 31, 2005, the Company has rights to use three trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler and Oscar by Oscar de la Renta, which expire on November 26, 2007, November 26, 2007 and June 30, 2010, respectively. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $68,000 to $940,000 per annum, per contract. The licensors may terminate the licensing agreements upon event of default, as defined.
In 2004, the Company sold the rights to use the Nicole Miller trademark under its licensing agreement through March 2009 to an unrelated third party for $1,350,000 and realized a gain of $1,350,000.
Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2006	$593,000
2007	832,000
2008	1,007,000
2009	1,314,000
2010	940,000
Thereafter	500,000

$5,186,000

Leases
The Company leases its property under a noncancelable operating lease agreement which expires in 2010 and provides for monthly lease payments ranging from $12,400 to $14,000.
Future annual minimum payments under the operating lease are as follows:

Total
2006	$149,000
2007	154,000
2008	159,000
2009	163,000
2010	168,000

Total	$793,000

Rent expense for the years ended December 31, 2005 and 2004 was $110,000 and $47,000, respectively.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 4 — COMMITMENTS AND CONTINGENCIES, continued
Indemnities and Guarantees
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility lease, the Company has indemnified its lessors for certain claims arising from the use of the facilities. Additionally, the Company indemnifies its factor and licensors under the factoring and license agreements, respectively, against certain claims as a result of the violation of any law. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.
Litigation
The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.
Employment Agreements
The Company has entered into employment agreements with certain of its management for services to be provided in the normal course of business. These agreements call for minimum salary levels and various payments upon termination of employment, as defined. In the event of termination for any reason, the Company is required to pay its CEO one year salary and bonus. The CEO’s salary for the year ended December 31, 2005 was $180,000 and the bonus was waived.
NOTE 5 — INCOME TAXES
Income tax expense consisted of current state income tax expense of $800 for the years ended December 31, 2005 and 2004.
Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2005	2004
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	—	0.2
Change in valuation allowance	(33.9)	(34.5)
Other	(0.1)	0.6

Total	—	0.3

The following is a summary of the significant components of the Company’s deferred income tax asset as of December 31, 2005:

Net operating loss carryforwards	$3,601,000
Less valuation allowance	(3,601,000)

$—

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 5 — INCOME TAXES, continued
At December 31, 2005, the Company had net operating loss carryforwards of approximately $8,400,000 available to offset future federal and state income taxes and will begin to expire in 2023 and 2013, respectively. SFAS No. 109 requires that the tax benefit of such net operating losses be recorded using current tax rates as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based upon the Company’s short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset in 2005 and 2004. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. At December 31, 2005, the effect of such limitation, if imposed, has not been determined.
NOTE 6 — NOTES PAYABLE TO STOCKHOLDERS
From time to time, the Company borrows funds from a founding stockholder for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of December 31, 2005, outstanding borrowings totaled $981,000 and accrued interest totaled $134,546. As of March 31, 2006, no demand for repayment has been made. Interest expense incurred totaled $53,500 and $60,000 for the years ended December 31, 2005 and 2004, respectively.
During the year ended December 31, 2005, the Company borrowed $25,000 from another stockholder for working capital purposes. Such borrowings are non-interest bearing and are due on demand.
NOTE 7 — NOTES PAYABLE
In April and May 2005, the Company issued convertible notes payable totaling $625,000, bearing interest at 11 percent per annum (the “11% Notes”). The 11% Notes and accrued interest were due through August 2005, as amended. In addition, the principal and accrued interest on the 11% Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $375,250 in connection with the conversion feature of the notes payable and amortized $375,250 to interest expense in the accompanying statement of operations during the year ended December 31, 2005. In connection with the issuance of the 11% Notes, the Company issued warrants to purchase an aggregate of 687,500 shares of the Company’s common stock (see Note 8), including a warrant to purchase 62,500 shares of the Company’s common stock issued in connection with an extension of the maturity date. In August 2005, the Company repaid such amounts, including accrued interest of $35,392. The holder of the 11% Notes has the right to purchase up to 50% of any equity security, including convertible debt, to be issued by the Company on the same terms as such securities are offered to other parties through May 2008. In connection with the registration rights issued with the 11% Notes and related warrants (see Note 1), the Company has issued warrants to purchase an aggregate of 150,000 shares of the Company’s common stock as penalty for not registering the underlying shares timely, as defined (see Note 8).

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 7 — NOTES PAYABLE, continued
In July 2005, the Company issued a convertible note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest are due in April 2006, as amended. In addition, the principal and accrued interest on the July 11% Note are convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $269,000 in connection with the conversion feature of the note payable and amortized $246,583 to interest expense in the accompanying statement of operations during the year ended December 31, 2005. In connection with the issuance of the July 11% Note, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company’s common stock (see Note 8). In connection with the registration rights issued with the July 11% Note and related warrants (see Note 1), the Company has issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock as penalty for not registering the underlying shares timely, as defined (see Note 8). At December 31, 2005, the balance of the July 11% Note is $504,167, net of unamortized debt discounts of $22,417 and $23,416 related to the BCF and warrants, respectively.
In June and August 2005, the Company issued convertible notes payable totaling $575,000, bearing interest at 6 percent per annum (the “6% Notes”). The 6% Notes and accrued interest were due at the earlier of the initial closing of the Company’s private placement (see Note 8) or June 2006. In addition, the principal and accrued interest on the 6% Notes were convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $143,750 in connection with the conversion feature of the 6% Notes for the year ended December 31, 2005 and amortized $143,750 to interest expense in the accompanying statement of operations during the year ended December 31, 2005. In conjunction with the initial closing of the Company’s PPM, as defined below, the entire balance of $575,000 of 6% Notes, and $4,554 of accrued interest, was converted into 724,443 shares of the Company’s common stock in accordance with the related agreements.
In December 2005, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus five percent (12.25% at December 31, 2005) (the “December Note”). In connection with the issuance of the December Note, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock (see Note 8). At December 31, 2005, the balance of the December Note was $58,500, net of unamortized debt discount of $66,500 related to the warrants. The December Note and accrued interest was repaid in March 2006.
NOTE 8 — EQUITY TRANSACTIONS
Common Stock
The Company entered into an agreement with Brookstreet Securities Corporation (“BSC”), a NASD member investment banker based in Irvine, California, as its placement agent and financial consultant to sell newly issued common stock at $1.00 per share for a total offering from a minimum of 2,500,000 shares to a maximum of 8,500,000 shares (the “PPM”), as amended, in order to raise minimum capital of $2,175,000 to maximum capital of $7,395,000, net of expenses. In addition, investors receive warrants, which immediately vest, to purchase shares of the Company’s common stock at an exercise price of $1.25 per share in an amount equal to 50% of the number of shares purchased. The Company agreed to pay BSC an 8% retail sales commission, a 2% non-accountable marketing allowance and a 3% non-accountable expense allowance and warrants to purchase an amount of the Company’s common stock equal to 15% of the common stock sold in the PPM (see below). BSC also received warrants to purchase 472,838 shares of the Company’s common stock at an exercise price of $1.00 per share (see below).

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 8 — EQUITY TRANSACTIONS, continued
During the year ended December 31, 2005, the Company issued 3,152,250 shares of its common stock receiving proceeds of $2,631,491, net of commissions, fees and expenses of $520,759.
During the year ended December 31, 2005, the Company issued 1,006,344 shares of common stock valued at $1.00 per share (estimated fair value on the date of grant) for consulting services provided.
Warrants
From time to time, the Company issues warrants pursuant to various consulting and third party agreements.
During the year ended December 31, 2005, the Company issued warrants to purchase an aggregate of 1,362,500 shares of the Company’s common stock in connection with the issuance of convertible notes payable (see Note 7), with fair values totaling $617,000 determined under SFAS No. 123 and recorded such as a debt discount and $522,000 as a warrant liability due to related registration rights (see Note 1) and $95,000 to stockholders’ equity. These warrants vested upon grant, have exercise prices of $0.80 and expire on various dates through December 2015. As of December 31, 2005, $527,084 has been amortized to interest expense.
During the year ended December 31, 2005, the Company issued warrants to purchase an aggregate of 260,000 shares of the Company’s common stock in connection with liquidated damages clauses of certain registration rights agreements (see Note 1). The warrants had fair values totaling $166,000, as determined under SFAS No. 123 and recorded such as interest expense and warrant liability upon grant. These warrants vested upon grant, have an exercise price of $1.00 and expire through December 2008.
During the year ended December 31, 2005, the Company issued warrants to purchase an aggregate of 472,838 shares of the Company’s common stock to BSC in connection with the Company’s private placement (see above). These warrants vested upon grant, have exercise prices of $1.00 and expire through September 2010.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 8 — EQUITY TRANSACTIONS, continued
The following represents a summary of the warrants outstanding for the years ended December 31, 2005 and 2004:

		Weighted Average
	Number	Exercise Price
	of Warrants	Per Share
Outstanding at January 1, 2004	19,271	$10.22
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—

Balance at December 31, 2004	19,271	10.22
Granted	2,095,338	0.87
Exercised	—	—
Expired/Forfeited	(1,720)	43.60

Balance at December 31, 2005	2,112,889	$0.92

Weighted average fair value of warrants granted 2005	$0.38

The following summarizes information about warrants outstanding at December 31, 2005:

	Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number of	Remaining	Average
Exercise	Shares	Contractual	Exercise
Price	Outstanding	Life (Years)	Price
$0.80	1,362,500	6.8	$0.80
$1.00	732,838	5.4	1.00
$5.45-$8.72	17,551	1.0	6.98

	2,122,889		$0.92

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 9 — SUBSEQUENT EVENTS
In January 2006 and March 2006, the Company acquired rights to use four trademarks as evidenced by a licensing agreement entered into with Bill Blass Limited to design, manufacture and distribute women’s footwear under the brand names Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection. The agreements expire in March 2011, with an automatic extension through 2016. Under the licensing agreement, the Company agreed to pay the greater of 7% of net sales of the licensed products or guaranteed minimums ranging from $105,000 to $350,000 per annum. The licensor may terminate the licensing agreement upon event of default, as defined.
In March 2006, the Company acquired rights to use two trademarks as evidenced by a licensing agreement entered into with Isaac Mizrahi to design, manufacture and distribute women’s footwear under the brand names Isaac Isaac Mizrahi and a new couture brand. The agreement expires in March 2011, with an automatic extension through 2016. Under the licensing agreement, the Company agreed to pay the greater of 8% of net sales of the licensed products or guaranteed minimums ranging from $170,000 to $450,000 per annum. The licensor may terminate the licensing agreement upon event of default, as defined.
On January 17, 2006, the Company extended the July 11% Note until April 17, 2006. In connection with the extension of the July 11% Note from January 2006 to April 2006, the Company issued warrants to purchase 550,000 shares of the Company’s common stock. This note and the interest owed were fully paid by March 24, 2006. The warrants had fair values totaling $385,000, as determined under SFAS No. 123, vested upon grant, have an exercise price of $1.00 and expire in January 2009.
In February 2006, the Company extended the December Note until April 13, 2006. In connection with the extension of the December Note from February 2006 to April 2006, the Company issued a warrant to purchase 65,000 shares of the Company’s common stock. The December Note and the interest owed were fully paid in March 2006. The warrants had fair values totaling $105,000, as determined under SFAS No. 123, vested upon grant, have an exercise price of $0.80 and expire in February 2016.
In January 2006, the Company issued a note payable totaling $800,000, bearing interest at 10.5%. In connection with the issuance of the note, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock. The warrants had fair values totaling $552,000, as determined under SFAS No. 123. These warrants vested upon grant, have an exercise price of $1.00 and expire in January 26, 2009. The note and accrued interest were repaid in March 2006.
In February 2006, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus 5% (12.5% at February 28, 2006). In connection with the issuance of the note, the Company issued a warrant to purchase 62,500 shares of the Company’s common stock. The warrants had fair values totaling $101,000, as determined under SFAS No. 123. These warrants vested upon grant, have an exercise price of $0.80 and expire in January 26, 2009. The note and accrued interest were repaid in March 2006.
During the period from January 1, 2006 through March 31, 2006, the Company issued 3,619,982 shares of its common stock for proceeds of $3,149,384, net of issuance costs of $470,598. In connection with the issuance of the common stock, the Company issued warrants to purchase 1,809,692 shares of common stock. The warrants vested upon grant, have exercise prices of $1.25 and expire through March 2007.
In connection with the PPM, the Company issued warrants to purchase an aggregate of 1,576,125 shares of the Company’s common stock in connection with the issuance of 3,152,250 shares of common stock in 2005. These warrants had fair values totaling $1,070,000, as determined under SFAS No. 123. These warrants vested upon grant, have an exercise price of $1.25 and expire through March 2007.
The Company entered into a one year contract with an investor relations company costing $12,500 per month and the investor relations firm pursuant to which a warrant to purchase 1,200,000 shares of the Company’s common stock is to be issued. The warrants had a fair value of $996,000, as determined under SFAS No. 123. This warrant vested upon grant, has an exercise price of $1.00 and expires in January 2009.