Form 10QSB
period 2006-03-31
FASHION HOUSE HOLDINGS INC
filed 2006-05-15
CIK 797329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number: 033-07075-LA
THE FASHION HOUSE HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	33-1079781
(State or Other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
6310 San Vicente Blvd., #275,	90048-5499
Los Angeles, California	(Zip Code)
(Address of principal executive offices)
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
Common Stock Outstanding as of May 1, 2006: 24,887,063 shares
Transitional Small Business Disclosure Format: Yes ☐ No ☑

The Fashion House Holdings, Inc
Index to Form 10-QSB

THE FASHION HOUSE, INC.
BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS
Current assets:
Cash	$643,651
Accounts receivable, net of allowance of $15,353	399,997
Prepaid expenses	165,065

Total current assets	1,208,713

Property and equipment, net	563,186

Deposits	69,806

$1,841,705

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$413,056
Accrued payroll and related	292,403
Due to factor	72,794
Accrued interest	137,860
Note payable, net of discount of $6,533	118,467

Total current liabilities	1,034,580

Long-term liabilities:
Notes payable to stockholder	981,000
Warrant liabilities	3,755,000

Total liabilities	5,770,580

Commitments and contingencies

Stockholders’ deficit
Common stock, no par value; 100,000,000 shares authorized;
23,644,563 shares issued and outstanding	9,135,756
Accumulated deficit	(13,064,631)

Total stockholders’ deficit	(3,928,875)

Total liabilities and stockholders’ deficit	$1,841,705

See accompanying notes to unaudited condensed consolidated financial statements

THE FASHION HOUSE, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	March 31, 2006	March 31, 2005
Net sales	$1,000,859	$667,072

Cost of sales	774,700	642,884

Gross profit	226,159	24,188

Operating expenses:
Selling, general and administrative	930,216	335,557
Payroll and related	529,346	181,359
Royalties	193,088	173,438

Total operating expenses	1,652,650	690,354

Loss from operations	(1,426,491)	(666,166)

Other expense:
Interest expense	(2,020,886)	(26,122)
Change in fair value of warrant liabilities	(1,344,000)	—

Total other expense	(3,364,886)	(26,122)

loss before income taxes	(4,791,377)	(692,288)

Income taxes	800	—

Net loss	$(4,792,177)	$(692,288)

Basic and diluted net loss per share	$(0.23)	$(0.05)

Weighted average shares outstanding — basic and diluted	20,551,620	14,114,200

See accompanying notes to unaudited condensed consolidated financial statements

THE FASHION HOUSE, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2004
(UNAUDITED)

	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,792,177)	$(692,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,561	11,201
Amortization of estimated fair value of beneficial conversion feature	22,417	—
Estimated fair value of stock issued for services	12,250	—
Amortization of estimated fair value of warrants	466,383	—
Estimated fair value of warrants issued as penalties	1,014,000	—
Estimated fair value of warrants issued for maturity extensions	493,000
Change in fair value of warrant liabilities	1,344,000	—
Changes in operating assets and liabilities:
Accounts receivable	68,020	16,325
Prepaid royalties and expenses	28,253	(114,388)
Deposits	4,067	7,500
Accounts payable and accrued expenses	(137,310)	282,255
Accrued interest	(34,219)	18,729

Net cash used in operating activities	(1,435,755)	(470,666)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of property and equipment	(288,397)	(8,185)

Net cash used in investing activities	(288,397)	(8,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders	—	218,284
Repayments of notes payable to stockholders	(25,000)	—
Advances from factor	793,348	386,227
Payments to factor	(1,042,042)	(296,524)
Proceeds from notes payable	925,000	—
Repayments of notes payable	(925,000)	—
Repayments of convertible notes payable	(550,000)	—
Proceeds from the issuance of common stock, net of issuance costs of $505,165	3,114,817	—

Net cash provided by financing activities	2,291,123	307,987

Net increase (decrease) in cash	566,971	(170,864)

Cash, beginning of the period	76,680	171,849

Cash, end of the period	$643,651	$985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$53,839	$—

Cash paid during the period for income taxes	$800	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Estimated fair value of warrants issued in connection with certain notes payable	$761,000	$—

Estimated fair value of common stock issued for prepaid services	$36,750	$—

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Unaudited Condensed Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.
Organization and Nature of Operations
On August 19, 2005, TDI Holding Corporation (“TDI”) entered into an agreement of Plan of Reorganization (“Merger”) with The Fashion House, Inc. (“TFH”) in a tax free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. Immediately prior to the Merger (after considering the stock split), TDI had 1,006,344 shares of common stock issued and outstanding and no preferred stock issued and outstanding. Pursuant to the Merger, all of the outstanding shares of TFH’s common stock were exchanged into 14,114,200 shares of TDI common stock. Immediately after the Merger, TDI had 15,120,544 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. In addition, pursuant to the Merger, TFH paid $325,000 to TDI, which TFH expensed as acquisition costs, which was included in selling, general and administrative expenses in the consolidated statement of operations during the year ended December 31, 2005.
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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
continued
Principles of Consolidation
These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts have been eliminated in consolidation.
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
Going Concern
The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004 and has an accumulated deficit of $13,064,631 at March 31, 2006.
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
The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its current liabilities, the Company may require additional financing. Subsequent to March 31, 2006, the Company received net proceeds of approximately $1,073,000 from the issuance of its common stock (see Note 7). There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitable operations.
These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
continued
Risks and Uncertainties
Credit Risk
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006, uninsured balances approximated $411,000.
Two and four customers accounted for 58% and 90% of sales during the three months ended March 31, 2006 and 2005, respectively.
The Company assigns the majority of its trade accounts receivable to a factor (see Note 2), however the Company maintains the credit risk with respect to collection of these amounts. The Company makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At March 31, 2006, the Company established an allowance for doubtful accounts of $15,353.
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
Inventories
Inventories will consist of returned merchandise from customers or unsold goods held by the trading company at a public warehouse in excess of sixty days. As noted below, the Company has no inventory on hand at March 31, 2006.
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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
continued
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At March 31, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in future impairment of long-lived assets.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, accrued payroll and related, due to factor, accrued interest and notes payable. The carrying value for all such instruments approximates fair value at March 31, 2006 due to their short maturities.
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
March 31, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
continued
Goods are held by the Company at a public warehouse on a consignment basis. The Company arranges and maintains the Goods while in its possession at its expense. The trading company has title to the Goods when shipped from the manufacturer and in the public warehouse. The trading Company is paid for the Goods upon their sale and shipment to the Company’s customers. Goods that remain unsold in the public warehouse on or after sixty days from receipt are billed by the trading company and title to the goods is transferred to the Company. For all Goods purchased, the Company’s charged cost plus 4% by the trading company. There were no unsold Goods billed by the trading company and purchased by the Company during the three months ended March 31, 2006 and 2005.
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
The Company has title to all Goods returned by customers to the public warehouse. At March 31, 2006 returned inventory was not material to the overall financial statements.
Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.
Advertising
The company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the three-month periods ended March 31, 2006 and 2005 amounted to $31,831 and $24,804, respectively.
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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
continued
Loss Per Share
The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share. All potentially dilutive shares, 3,523,000 as of March 31, 2006, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the period then ended. There were no potentially dilutive shares during the period ended March 31, 2005.
Basic and diluted loss per common share is computed as follows:

	Three Months Ended March 31,
		2006			2005
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(4,792,177)	20,551,620	$(0.23)	$(692,288)	14,114,200	$(0.05)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
Loss available to common stockholders	$(4,792,177)	20,551,620	$(0.23)	$(692,288)	14,114,200	$(0.05)
Stock-Based Compensation
At March 31, 2006, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to January 1, 2006 will include: (a) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
continued
The Company will calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards will be made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options will have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options will be determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost will be recognized on a straight-line basis over the vesting period of the option.
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
In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company recorded the fair value of the common stock issued for consulting services as prepaid services in its condensed consolidated balance sheet (see Note 6).

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
continued
Derivative Financial Instruments
In connection with the issuance of warrants with convertible notes payable (see Note 5), the Company was required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, the Company is required to issue certain holders of convertible notes a number of warrants equal to 130,000 for each subsequent 30-day period that such registration statement has not been filed. Also, the Company is required to issue the holders of convertible notes a number of warrants equal to 130,000 for each 30-day period following the Effectiveness Deadline. As of April 30, 2006, the Company has not filed the required registration statement, and therefore has issued warrants to purchase an aggregate of 260,000, 650,000 and 260,000 shares of the Company’s common stock during the period from April 1, 2006 to April 30, 2006, the period from January 1, 2006 to March 31, 2006 and the year ended December 31, 2005, respectively. In addition, the Company is required to include the warrants issued to a holder of a previously outstanding note payable (see Note 5) and the placement agent for the private placement in such registration statement (see Note 6). The Company determined that the registration rights issued in connection with the notes are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.
At March 31, 2006, the Company has derivative liabilities valued at $3,755,000 related to the warrants with registration rights. During the three months ended March 31, 2006, the Company recognized expense of $1,344,000 related to the increase in fair value of the warrant liabilities.
Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three months ended March 31, 2006: dividend yield of 0%; average volatility of 128%; and risk free interest rate of 4.5%.
Beneficial Conversion Feature
The convertible features of certain convertible notes payable (see Note 5) provided for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF Issue No. 98-5, Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the fair values of the BCFs have been recorded as a discounts from the face amount of the respective debt instrument. The Company is amortizing the discounts using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discounts related to the BCFs and warrants as interest expense when the related instrument is converted into the Company’s common stock or repaid prior to maturity.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
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
During the three months ended March 31, 2006 and 2005, factoring fees incurred totaled $24,176 and $18,064, respectively.
At March 31, 2006, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$403,163
Advances from factor	(72,794)

Amounts due from factor	330,369

Unfactored accounts receivable	12,187
Allowance for returns	(15,353)

$327,203

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 3 — NOTE PAYABLE TO STOCKHOLDER
From time to time, the Company borrows funds from a founding stockholder for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of March 31, 2006, outstanding borrowings totaled $981,000, and accrued interest totaled $136,818. As of April 30, 2006, no demand for repayment has been made. Interest expense on this note totaled $19,351 and $18,728 for the three months ended March 31, 2006 and 2005, respectively.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
Licensing Agreements
For the rights to use trademarks, the Company has entered into licensing agreements with various licensors.
The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.
As of March 31, 2006, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $56,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon events of default, as defined.
Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2006 (9 Months)	$585,000
2007	1,067,000
2008	1,386,000
2009	1,792,000
2010	1,498,000
Thereafter	1,649,000

$7,977,000

Indemnities and Guarantees
The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of Delaware. In connection with its facility lease, the Company has indemnified its lessors for certain claims arising from the use of the facilities. Additionally, the Company indemnifies its factor and licensors under the factoring and license agreements, respectively, against certain claims as a result of the violation of any law. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 4 — COMMITMENTS AND CONTINGENCIES, continued
Litigation
The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.
Employment Agreements
The Company has entered into employment agreements with certain of its management for services to be provided in the normal course of business. These agreements call for minimum salary levels and various payments upon termination of employment, as defined. In the event of termination for any reason, the Company is required to pay its CEO one year salary and bonus. The CEO’s salary for the year ended December 31, 2006 is $180,000 and the bonus was waived for 2005.
NOTE 5 — NOTES PAYABLE
In April and May 2005, the Company issued convertible notes payable totaling $625,000, bearing interest at 11 percent per annum (the “11% Notes”). The 11% Notes and accrued interest were due through August 2005, as amended. In addition, the principal and accrued interest on the 11% Notes were convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $375,250 in connection with the conversion feature of the notes payable and amortized $375,250 to interest expense in the statement of operations during the year ended December 31, 2005. In connection with the issuance of the 11% Notes, the Company issued warrants to purchase an aggregate of 687,500 shares of the Company’s common stock, including a warrant to purchase 62,500 shares of the Company’s common stock issued during 2005 in connection with an extension of the maturity date. In August 2005, the Company repaid such amounts, including accrued interest of $35,392. The holder of the 11% Notes has the right to purchase up to 50% of any equity security, including convertible debt, to be issued by the Company on the same terms as such securities are offered to other parties through May 2008. In connection with the registration rights issued with the 11% Notes and related warrants (see Note 1), the Company has issued warrants to purchase an aggregate of 375,000 shares of the Company’s common stock during the three months ended March 31, 2006 as penalty for not registering the underlying shares timely, as defined (see Note 6). The warrants issued during the three months ended March 31, 2006 had fair values totaling $637,000, as determined under SFAS No. 123(R) and recorded such as interest expense and warrant liability upon grant. The warrants vested upon grant, have exercise prices of $1.00 per share and expire in August 2015.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 5 — NOTES PAYABLE, continued
In July 2005, the Company issued a convertible note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest are due in April 2006, as amended. In addition, the principal and accrued interest on the July 11% Note were convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $269,000 in connection with the conversion feature of the note payable and $281,000 related to warrants and amortized $45,833 to interest expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2006. In connection with the issuance of the July 11% Note, the Company issued warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock, including a warrant to purchase 550,000 shares of the Company’s common stock issued in January 2006 in connection with an extension of the maturity date. The warrant issued during the three months ended March 31, 2006 had a fair value totaling $385,000, as determined under SFAS No. 123(R) and recorded such as interest expense and warrant liability upon grant. The warrant vested upon grant, has an exercise price of $1.00 per share and expires in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company has issued warrants to purchase an aggregate of 275,000 shares of the Company’s common stock during the three months ended March 31, 2006 as penalty for not registering the underlying shares timely, as defined (see Note 6). The warrants issued during the three months ended March 31, 2006 for penalties had fair values totaling $377,000, as determined under SFAS No. 123(R) and recorded such as interest expense and warrant liability upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2008. The July 11% Note and accrued interest were repaid in March 2006.
In December 2005, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus 5% (the “December Note”). In connection with the issuance of the December Note, the Company issued warrants to purchase an aggregate of 190,000 shares of the Company’s common stock, including a warrant to purchase 65,000 shares of the Company’s common stock issued in February 2006 in connection with an extension of the maturity date (see Note 6). The Company recorded $95,000 as debt discount related to warrants and amortized $66,500 to interest expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2006. The warrant issued during the three months ended March 31, 2006 had a fair value totaling $108,000, as determined under SFAS No. 123(R) and recorded $30,000 as debt discount and $78,000 as interest expense and $108,000 as warrant liability upon grant. The warrant vested upon grant, has an exercise price of $0.80 per share and expires in February 2016. The December Note and accrued interest was repaid in March 2006 and the Company amortized the related debt discount to interest expense during the three months ended March 31, 2006.
In January 2006, the Company issued a note payable totaling $800,000, bearing interest at 10.5%. In connection with the issuance of the note, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock. The warrants had relative fair values totaling $327,000, as determined under SFAS No. 123(R) and recorded such as debt discount and stockholders’ equity upon grant. The warrant vested upon grant, has an exercise price of $1.00 per share and expires in January 26, 2009. The note and accrued interest were repaid in March 2006. The debt discount of $327,000 was amortized to interest expense during the three months ended March 31, 2006.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 5 — NOTES PAYABLE, continued
In February 2006, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus 5% (the “February Note”). In connection with the issuance of the February Note, the Company issued a warrant to purchase 62,500 shares of the Company’s common stock. The warrant had a fair value totaling $56,000, as determined under SFAS No. 123(R) and recorded such as debt discount and stockholders’ equity upon grant. The warrant vested upon grant, has an exercise price of $0.80 per share and expires in January 2009. At March 31, 2006, the balance of the February Note was $118,467, net of unamortized debt discount of $6,533 related to warrants. The February Note and accrued interest was repaid in May 2006.
NOTE 6 — EQUITY TRANSACTIONS
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
During the period from January 1, 2006 through March 31, 2006, the Company issued 3,619,982 shares of its common stock for proceeds of $3,114,817, net of issuance costs of $505,165.
During the three months ended March 31, 2006, the Company issued 21,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through August 2006. The shares were valued at $36,750 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid expenses in the accompanying condensed consolidated balance sheet. Such amount will be amortized to expense over the life of the related agreement, of which $12,250 was expensed during the three months ended March 31, 2006.
Warrants
In connection with the PPM, the Company issued warrants to investors to purchase 1,809,991 shares of common stock during the three months ended March 31, 2006. The warrants vested upon grant, have exercise prices of $1.25 per share and expire through March 2007.
In connection with the PPM, during the three months ended March 31, 2006, the Company issued warrants to investors to purchase an aggregate of 1,576,125 shares of the Company’s common stock in connection with the issuance of 3,152,250 shares of common stock to investors in 2005. These warrants vested upon grant, have an exercise price of $1.25 per share and expire through March 2007.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(UNAUDITED)
NOTE 6 — EQUITY TRANSACTIONS, continued
During the three months ended March 31, 2006, the Company issued warrants to purchase an aggregate of 542,997 shares of the Company’s common stock to BSC in connection with the Company’s PPM. These warrants vested upon grant, have exercise prices of $1.00 per share and expire through September 2010.
During the three months ended March 31, 2006, the Company issued warrants to purchase an aggregate of 650,000 shares of the Company’s common stock (see Note 5) in connection with liquidated damages clauses of certain registration rights agreements (see Note 1).
During the three months ended March 31, 2006, the Company issued warrants to purchase an aggregate of 462,500 shares of common stock in connection with the issuance of notes payable (see Note 5).
During the three months ended March 31, 2006, the Company issued warrants to purchase an aggregate of 615,000 shares of common stock in connection with the extension of the maturity dates of notes payable (see Note 5).
NOTE 7 — SUBSEQUENT EVENTS
During the period from April 1, 2006 through May 1, 2006, the Company issued 1,242,500 shares of its common stock for proceeds of $1,072,945, net of issuance costs of $169,555. In connection with the issuance of the common stock, the Company issued warrants to purchase and aggregate of 621,250 and 186,375 shares of common stock to investors and BSC, respectively. The warrants issued to investors and BSC vested upon grant, have exercise prices of $1.25 and $1.00 per share and expire through March 2007 and September 2010, respectively.

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
As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2005 financial statements, the Company had suffered recurring losses from operations, and had a working capital deficit that raises substantial doubt about our ability to continue as a going concern.
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
In January 2006 and March 2006, the Company acquired rights to use four trademarks as evidenced by a licensing agreement entered into with Bill Blass Limited to design, manufacture and distribute women’s footwear under the brand names Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection. Both the Bill Blass Couture and the Blass by Bill Blass brands were launched in February 2006 at the World Shoe Association show in Las Vegas. The agreements expire in March 2011, with an automatic extension through 2016.
In March 2006, the Company acquired rights to use two trademarks as evidenced by a licensing agreement entered into with Isaac Mizrahi to design, manufacture and distribute women’s footwear under the brand names Isaac Isaac Mizrahi and a new couture brand. We will take over the license for the existing Isaac Isaac Mizrahi bridge collection. The line is currently available at specialty retailers, major department stores and on the internet. The agreement expires in March 2011, with an automatic extension through 2016.
Results of Operations for the Three Months Ended March 31, 2006 and March 31, 2005.
Net sales for the three months ended March 31, 2006 were $1,000,859, a 50% increase over net sales for the prior year quarter of $667,072. The increase of $333,787 in the 2006 quarter was from tyler. Richard Tyler brand sales. Ninety percent of the net sales for the quarter ended March 31, 2005, represented the liquidation of the Nicole Miller remaining inventory after the sale of the license.
Gross profit for the three months ended March 31, 2006 was $226,159 or 22.6% of net sales. This low gross margin was caused primarily by late deliveries from our Chinese suppliers which forced us to significantly discount wholesale prices to our customers. Gross profit for the three months ended March 31, 2005 was only $24,188 or 3.6 % of net sales as a result of the liquidation of the Nicole Miller in residual inventory.
Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $1,652,650 in the three months ended March 31, 2006 from $690,354 in 2005, for an increase of $962,296. The increase in operating expenses is attributable primarily to an increase in payroll costs of $478,097 as the result of building a sales and design staff, travel expense increased by $92,279, trade show expenses were up by $51,915, and professional fees increased by $164,781 which were primarily associated with the costs of being a public company.
We determined that the registration rights of certain warrants issued with certain convertible notes payable are embedded derivative instruments pursuant to SFAS no. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that we record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we will record non-operating, non-cash income. If the fair value of the derivative instruments is lower at the subsequent balance sheet date, we record non-operating, non-cash income. The fair value of the derivative instruments increased $1,344,000 during the quarter; accordingly, we recognized other expense of $1,344,000 related to recording the derivative liabilities at fair value.
The net loss for the three months ended March 31, 2006 is $4,792,177 compared to a loss of $692,288 for the same period in 2005 for an increased loss of $4,099,889.The loss from operations was $1,426,491 in the three months ended March 31, 2006 compared to loss from operations of $666,166 for the three months ended March 31, 2005, the increase in the loss from operations was primarily due to increased payroll expenses in sales, design, and increases in other operating expenses. Additionally, the company recorded in other expenses in the three months ended March 31, 2006 charges totaling $3,339,800 associated with the issuance of stock warrants. These charges included $1,344,000 to record the derivative stock warrant liability, $1,014,000 for stock warrants issued as penalties for late filing and late effectiveness of the Registration Statement on Form SB-2 with the SEC, $493,000 for warrants issued in connection with maturity extensions and $488,800 for amortization of the estimated fair value of stock warrants to purchase common stock and beneficial conversion features.
Liquidity and Capital Resources
During the three months ended March 31, 2006, the Company’s net cash position increased by $566,971 to $643,651. The Company’s financing activity provided net cash of $2,291,123 for the three months ended March 31, 2006, primarily through the proceeds from the sale of common stock. We received net proceeds, from the issuance of common stock of $3,114,817, net of issuance cost of $505,165 and $925,000 from the issuance of notes payable. From these proceeds we also paid $1,500,000 of notes payable. In the three month period ended March 31, 2005 net cash provided from financing activities was $307,987 which was primarily from stockholder loans.
Net cash used in operating activities for the three months ended March 31, 2006 was $1,435,755 an increase of $922,229 from the $470,666 used by operating activities in the prior year period, the increase in the cash used in the current period is due to the net operating loss.
The Company’s investing activities consisted mainly of the purchase of property and equipment for the 2006 period for a net use of $288,397. In the 2005 period, the net cash used was $8,185.
Financing Activities
We are financing our operations primarily with the proceeds from our private placement. With the exception of 2004, when we sold the Nicole Miller License resulting in a gain for the year, we have incurred net losses as a result of sales, design, and administrative staffing expenses in support of our operations.
During the three months ended March 31, 2006, the Company issued notes payable totaling $925,000, bearing interest at rates ranging from 10% to prime plus 5%, all of which were repaid by May 1, 2006.
During the period from January 1, 2006 through March 31, 2006, the Company issued 3,619,982 shares of its common stock for proceeds of $3,114,817, net of issuance costs of $505,165.
During the period from April 1, 2006 through May 1, 2006, the Company issued 1,242,500 shares of its common stock for proceeds of $1,072,945, net of issuance costs of $169,555.
In connection with the private placement, the Company issued warrants to purchase an aggregate of 1,576,125 shares of the Company’s common stock in connection with the issuance of 3,152,250 shares of common stock to investors in 2005. These warrants vested upon grant, have an exercise price of $1.25 and expire through March 2007.
During the three months ended March 31, 2006, the Company issued warrants to purchase an aggregate of 542,997 shares of the Company’s common stock to its placement agent in connection with the Company’s private placement. These warrants vested upon grant, have exercise prices of $1.00 and expire through September 2010.
During the three months ended March 31, 2006, the Company issued warrants to purchase an aggregate of 1,727,500 shares of the Company’s common stock in connection with liquidated damages clauses of certain registration rights agreements, the issuance of notes payable and in connection with the maturity dates of certain notes payable. The warrants vested upon grant, have exercise prices ranging from $0.80 — $1.00 and expire through 2016.
We plan to terminate our agreement with the trading company that provided provides trade financing and factoring services as soon as we complete an agreement with a financial institution.. The agreement we are negotiating with the financial institution is a notification, collected funds, non-borrowing factoring arrangement that has a commission rate of 1% up to $10 million and 0.9% in excess of $10 million. The term is for 2 years with 60 days prior notification.
Based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing in the very near future through the sale of equity securities, private placements, and loans to fund our cash needs and continue our presently planned operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.
Licenses
For the rights to use trademarks, the Company has entered into licensing agreements with various licensors. The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

As of March 31, 2006, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $56,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements in the event of default, as defined.
Minimum annual guaranteed royalty payments are as follows:

Years ending December 31,
2006 (9 months remaining)	$585,000
2007	1,067,000
2008	1,386,000
2009	1,792,000
2010	1,498,000
Thereafter	1,649,000

$7,977,000

Future Liquidity
Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe the key factors to our liquidity in 2006 will be our ability to successfully execute on our plans to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
We will require additional financing in the next twelve months. We cannot assure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
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
We utilize a trading company to provide trade finance and factoring services in connection with the manufacture, distribution and sale of our products (referred to hereinafter as the “Goods”) to customers. The trading company issues letters of credit in favor of the manufacturers at our request and in accordance with the information provided in such requests. The trading company imports and delivers Goods, as instructed by us, to a public warehouse and pays the manufacturers for the cost of Goods and the related costs covered by the requests.
Goods are held by us at a public warehouse on a consignment basis. We arrange and maintain the Goods while in its possession at its expense. The trading company has title to the Goods when shipped from the manufacturer and in the public warehouse. The trading Company is paid for the Goods upon their sale and shipment to our customers. Goods that remain unsold in the public warehouse on or after sixty days from receipt are billed by the trading company and title to the goods is transferred to the Company. For all goods purchased, we are charged cost plus 4% by the trading company.
Revenue is recognized upon shipment of Goods from the public warehouse to the customers, which is when title transfers to the customer. The trading company approves credit to the customers and factors the sale. The trading company charges us 2.5% of the sales which are factored. For sales that are not factor approved, we purchase goods from the trading company and sell the Goods directly to the customers. We have title to all Goods returned by customers to the public warehouse.
Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by us are recorded in cost of sales.
Stock Based Compensation
At March 31, 2006, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to January 1, 2006 will include: (a) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
The Company will calculate stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards will be made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options will have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options will be determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost will be recognized on a straight-line basis over the vesting period of the option.
Derivative Financial Instruments
In connection with the issuance of warrants with convertible notes payable, the Company was required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, the Company is required to issue certain holders of convertible notes a number of warrants equal to 130,000 for each subsequent 30-day period that such registration statement has not been filed. Also, the Company is required to issue the holders of convertible notes a number of warrants equal to 130,000 for each 30-day period following the Effectiveness Deadline. As of April 30, 2006, the Company has not filed the required registration statement, and therefore has issued warrants to purchase an aggregate of 260,000, 650,000 and 260,000 shares of the Company’s common stock during the period from April 1, 2006 to April 30, 2006, the period from January 1, 2006 to March 31, 2006 and the year ended December 31, 2005, respectively. In addition, the Company is required to include the warrants issued to a holder of a previously outstanding note payable and the placement agent for the private placement in such registration statement. The Company determined that the registration rights issued in connection with the notes are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.
Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three months ended March 31, 2006: dividend yield of 0%; average volatility of 128%; and risk free interest rate of 4.5%.
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
Going Concern
The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,792,177 for the three months ended March 31, 2006, and had an accumulated deficit of $13,064,631 at March 31 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern where it raises capital in very near future. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining sufficient debt or equity financing in the future. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Risk Factors
Our business is subject to various risks, including but not limited to those described below. You should carefully consider these factors, together with all the other information disclosed in this Quarterly Report on Form 10-QSB. Any of these risks could materially adversely affect our business, operating results and financial condition.
We require additional financing to sustain our operations and without it we may not be able to continue operations. We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and the net proceeds from the private placement. We presently expect that we will have to raise additional funds in the near future to continue our operations, pursue business opportunities, such as expansion, acquisitions of complementary businesses or the development of new products or services, to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares.
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
WE HAVE AN ACCUMULATED DEFICIT OF $13,064,631 AS OF MARCH 31, 2006 AND HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have incurred significant net losses for the past few years, including net losses of $4,792,177 in the first three months of 2006. As of March 31, 2006, we had an accumulated deficit of $13,064,631. These losses have resulted principally from expenses incurred for selling, general and administrative, payroll, minimum royalty payments and interest. To date, we have not yet generated significant recurring revenues. Our limited 2006 revenues that derive from sales of tyler brand and the limited revenues that we may receive from sales of our other brands have not been and will not continue to be sufficient to sustain our operations. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.
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
WE MAY REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.
At March 31, 2006, we had cash on hand of $643,651 and negative cash flow from operations of $1,435,755. We will need additional funds to continue our operations, and such additional funds may not be available when required. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and equity and debt financings. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares. If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.
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
OUR BUSINESS COULD BE HARMED IF WE FAIL TO MAINTAIN PROPER INVENTORY LEVELS.
We place orders with our manufacturers for some of our products prior to the time we receive all of our customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.
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
If any one brand or group of similar lifestyles of our footwear (evening wear, day wear, city wear, sport wear) were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such brand or lifestyle decrease in subsequent periods. We are attempting to hedge this risk by increasing our range of brands and for each brand a broad range of lifestyle products (evening wear, day wear, city wear, sport wear). In 2005, our sales were limited to the Richard Tyler lines. Although we are working to obtain product for our newly acquired licenses, our sales in 2006 are for Richard Tyler line and the “O” Oscar line. Future fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.
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
Substantially all of our net sales during 2005 and first quarter 2006 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and we have begun to manufacture certain couture lines in Italy and Brazil in 2006. Foreign manufacturing is subject to a number of risks, including:
-	political and social unrest, including our military presence in Iraq;

-	changing economic conditions;

-	currency exchange rate fluctuations;

-	international political tension and terrorism;

-	work stoppages;

-	electrical shortages;

-	transportation delays;

-	loss or damage to products in transit;

-	expropriation;

-	nationalization;

-	the imposition of tariffs and trade duties both international and domestically;

-	import and export controls and other non-tariff barriers;

-	exposure to different legal standards (particularly with respect to intellectual property);

-	compliance with foreign laws; and

-	changes in domestic and foreign governmental policies.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 17, 2006, the Company extended a single note from January 2006 to April 2006, the Company issued warrants to purchase 550,000 shares of the Company’s common stock. The warrants vested upon grant, have an exercise price of $1.00 and expire in January 2009.
During the three months ended March 31, 2006, the Company issued warrants (i) to purchase an aggregate of 1,809,991 shares of the Company’s common stock in connection with the issuance of 3,619,982 shares of common stock to investors in the private placement and (ii) to purchase an aggregate of 1,576,000 shares of the Company’s common stock in connection with the issuance of 3,152.250 shares of common stock to 2005 investors in the private placement.. The warrants vested upon grant, have an exercise price of $1.25 and expire through March 2007.
During the three months ended March 31, 2006, the Company issued warrants to purchase an aggregate of 650,000 shares of the Company’s common stock in connection with liquidated damages clauses of certain registration rights agreements, the issuance of notes payable and in connection with the maturity dates of certain notes payable. The warrants vested upon grant, have exercise prices of $1.00 and expire through 2016.
In February 2006, the Company issued a note payable totaling $125,000 and in connection with the issuance of the note, the Company issued a warrant to purchase 62,500 shares of the

Company’s common stock. These warrants vested upon grant, have an exercise price of $0.80 and expire in January 26, 2009.
In February 2006, the Company extended the December Note until April 13, 2006. In connection with the extension of the December Note from February 2006 to April 2006, the Company issued a warrant to purchase 65,000 shares of the Company’s common stock. The warrants have an exercise price of $0.80 and expire in February 2016.
During the three months ended March 31, 2006, the Company issued warrants to purchase an aggregate of 400,000 shares of the Company’s common stock to accredited investors in connection with the issuance of bridge notes. These warrants vested upon grant, have exercise prices of $1.00 and expire on various dates through January 2009.
During the three months ended March 31, 2006, the Company issued warrants to purchase an aggregate of 542,997 shares of the Company’s common stock to BSC in connection with the closings of the Company’s private placement. These warrants vested upon grant, have exercise prices of $1.00 and expire through September 2010.
During the three months ended March 31, 2006, the Company issued 21,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through August 2006. The shares were valued at $36,750 (based on the fair value of the common stock at the respective measurement dates).
The issuances of securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.
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

The Fashion House Holdings, Inc.

Dated: May 15, 2006	/s/ John Hanna
By: John Hanna
Chief Executive Officer

EXHIBIT INDEX

2.1(1)	Reverse Share Exchange Agreement by and among the registrant, The Fashion House, Inc., a Delaware corporation, and shareholders of Fashion House, Inc., dated as of August 19, 2005.

3.1(i)(2)	Certificate of incorporation of the registrant, as currently in effect

3.1(ii)(3)	Bylaws of the registrant, as currently in effect

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
(1)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on August 22, 2005.

(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001, and Form 8-K filed with the SEC on August 24, 2005.

(3)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001.