Form 10QSB
period 2006-06-30
FASHION HOUSE HOLDINGS INC
filed 2006-08-18
CIK 797329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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
Common Stock Outstanding as of August 11, 2006: 24,887,063 shares
Transitional Small Business Disclosure Format: Yes ☐ No ☑

The Fashion House Holdings, Inc
Index to Form 10-QSB

Item 1. Financial Statements
THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(UNAUDITED)

June 30, 2006
ASSETS

Current assets:
Cash	$203,007
Accounts receivable, net of allowance of $18,013	805,693
Inventory	475,038
Prepaid expenses	218,482

Total current assets	1,702,220

Property and equipment, net	529,588

Deposits	69,806

$2,301,614

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	2,107,036
Accrued payroll and related	321,456
Accrued interest	159,841

2,588,333
Long-term liabilities:
Notes payable to stockholders, net of current portion	981,000
Warrant liabilities	1,266,000

4,835,333

Commitments and contingencies

Stockholders’ deficit:
Common stock, no par value; 100,000,000 shares authorized; 24,887,063 shares issued and outstanding	10,948,701
Accumulated deficit	(13,482,420)

Total stockholders’ deficit	(2,533,719)

Total liabilities and stockholders’ deficit	$2,301,614

THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	June 30, 2006	June 30, 2005
Net sales	$2,683,424	$746,325

Cost of sales	2,252,386	753,942

Gross profit (loss)	431,038	(7,617)

Operating expenses:
Selling, general and administrative	2,612,452	928,588
Payroll and related	1,062,955	422,548
Royalties	354,185	346,875

Total operating expenses	4,029,592	1,698,011

Loss from operations	(3,598,554)	(1,705,628)

Other income (expense):
Other income	1,222	—
Interest expense	(2,851,834)	(601,639)
Gain on settlement of penalty warrants	276,000	—
Change in fair value of derivative liabilities	964,000	—

Total other expense, net	(1,610,612)	(601,639)

Loss before income taxes	(5,209,166)	(2,307,267)

Income taxes	800	800

Net loss	(5,209,966)	(2,308,067)

Basic and diluted net loss per share	$(0.23)	$(0.16)

Weighted average shares outstanding – basic and diluted	22,612,733	14,114,200

THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	June 30, 2006	June 30, 2005
Net sales	1,682,565	79,253
Cost of sales	1,477,686	111,058

Gross profit (loss)	204,879	(31,805)

Operating expenses:
Selling, general and administrative	1,682,236	593,031
Payroll and related	533,609	241,189
Royalties	161,097	173,437

Total operating expenses	2,376,942	1,007,657

Loss from operations	(2,172,063)	(1,039,462)

Other income (expense):
Other income	1,222	—
Interest expense	(830,948)	(575,517)
Gain on settlement of penalty warrants	276,000	—
Change in fair value of derivative liabilities	2,308,000	—

Total other income (expense), net	1,754,274	(575,517)

Loss before income taxes	(417,789)	(1,614,979)

Income taxes	—	800

Net loss	(417,789)	(1,615,779)

Basic and diluted net loss per share	$(0.02)	$(0.11)

Weighted average shares outstanding — basic and diluted	24,639,480	14,114,200

THE FASHION HOUSE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,209,966)	$(2,308,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,986	22,403
Bad debt expense	5,000	—
Amortization of estimated fair value of beneficial conversion feature	22,417	349,205
Estimated fair value of stock and warrants issued for services	60,500	—
Amortization of estimated fair value of warrants	580,916	199,667
Estimated fair value of penalty and maturity extension warrants	2,198,000	—
Change in fair value of derivative liabilities	(964,000)	—
Gain on settlement of penalty warrants	(276,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(342,676)	167,223
Inventory	(475,038)	—
Prepaid royalties and expenses	(37,414)	(148,408)
Deposits	4,067	(6,000)
Accounts payable and accrued expenses	1,585,723	498,162
Accrued payroll and related	—	42,000
Settlement payable	—	(50,000)
Accrued interest	(12,238)	45,078

Net cash used in operating activities	(2,793,723)	(1,188,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(246,224)	(71,106)

Net cash used in investing activities	(246,224)	(71,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders	—	370,000
Repayments of notes payable to stockholders	(25,000)	(61,000)
Advances from factor	1,401,517	728,862
Payments to factor	(1,723,005)	(794,200)
Proceeds from notes payable	925,000	—
Repayments of notes payable	(1,050,000)	—
(Repayments of) Proceeds from convertible notes payable	(550,000)	1,000,000
Proceeds from the issuance of common stock, net of issuance costs of $674,720	4,187,762	—
Prepaid offering cost	—	(152,683)

Net cash provided by financing activities	3,166,274	1,090,979

Net increase (decrease) in cash	126,327	(168,864)

	June 30, 2006	June 30, 2005
Cash, beginning of the period	76,680	171,849

Cash, ending of the period	203,007	2,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	28,520	32,517

Cash paid during the period for income taxes	800	—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Estimated fair value of warrants recorded as debt discount in connection with certain notes payable	$413,000	$—

Estimated fair value of common stock issued for prepaid services	$36,750	$—

Reclassification of derivative liabilities	$1,016,000	$—

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Unaudited Condensed Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year.
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
June 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Going Concern
The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004 and has an accumulated deficit of $13,482,420 at June 30, 2006.
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
The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its current liabilities, the Company may require additional financing. During the six months ended June 30, 2006, the Company received net proceeds of approximately $4,187,762 from the issuance of its common stock (see Note 6). There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitable operations.
These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Credit Risk
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006, uninsured balances approximated $14,900.
Two and four customers accounted for 40% and 60% of sales during the six months ended June 30, 2006 and 2005, respectively, and 2 and 4 customers accounted for 53% and 53% of sales during the three months ended June 30, 2006 and 2005, respectively.
The Company assigns the majority of its trade accounts receivable to a factor (see Note 2), however the Company maintains the credit risk with respect to collection of these amounts. The Company makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At June 30, 2006, the Company established an allowance for doubtful accounts of $18,013.
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
June 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
The Company purchases substantially all of its inventory from four vendors. The loss of either of these vendors could have a material adverse effect on the Company’s cash flow and financial position.
Inventories
Inventories consist of returned merchandise from customers, unsold goods and customer ordered goods awaiting shipment held by the Company at a public warehouse. The Company had inventory on hand at June 30, 2006 of $475,038.
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
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At June 30, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in future impairment of long-lived assets.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, inventory, accounts payable and accrued expenses, accrued payroll and related, due to factor, accrued interest and notes payable. The carrying value for all such instruments approximates fair value at June 30, 2006 due to their short maturities.
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
June 30, 2006
(UNAUDITED)
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
Revenue is recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The factoring company approves credit to the customers and factors the sale. The factoring company charges the Company 1.0% of the sales which are factored.
Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.
Advertising
The company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the six month periods ended June 30, 2006 and 2005 amounted to $55,054 and $49,173, respectively.
Income Taxes
The Company determines its income taxes under the asset and liability method in accordance with the SFAS No. 109, Accounting for Income Taxes . Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Loss Per Share
The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share. All potentially dilutive shares, 2,044,000 as of June 30, 2006, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the period then ended. There were no potentially dilutive shares at June 30, 2005.
Basic and diluted loss per common share is computed as follows:

	Three Months Ended June 30,
	2006			2005
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(417,789)	24,639,480	$(0.02)	$(1,615,779)	14,114,200	$(0.11)

Effect of Dilutive Securities None	—	—		—	—

Diluted EPS
Loss available to common stockholders	$(417,789)	24,639,480	$(0.02)	$(1,615,779)	14,114,200	$(0.11)

	Six Months Ended June 30,
	2006			2005
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(5,209,966)	22,612,733	$(0.23)	$(2,308,067)	14,114,200	$(0.16)

Effect of Dilutive Securities None	—	—		—	—

Diluted EPS
Loss available to common stockholders	$(5,209,966)	22,612,733	$(0.23)	$(2,308,067)	14,114,200	$(0.16)

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Stock-Based Compensation
At June 30, 2006, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.
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
Derivative Financial Instruments
In connection with the issuance of warrants with certain convertible notes payable (see Note 5), the Company was required to file a registration statement in November 2005 and also in May 2006 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Deadline”). In addition, the Company is required to issue certain holders of convertible notes a number of warrants equal to 130,000 for each subsequent 30-day period that such registration statement has not been filed. Also, the Company is required to issue the holders of convertible notes a number of warrants equal to 130,000 for each 30-day period following the Effectiveness Deadline. Although the Company filed the required registration statement on July 28, 2006, it has issued warrants to purchase an aggregate of an additional 1,430,000 (not including warrants cancelled or reissued, see Note 5) and 185,000 shares of the Company’s common stock during the period from January 1, 2006 to June 30, 2006 and the year ended December 31, 2005, respectively, under these provisions. In addition, the Company is required to include the warrants issued to a holder of a previously outstanding note payable (see Note 5) and the placement agent for the private placement in such registration statement (see Note 6). The Company determined that the registration rights issued in connection with the notes are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.
At June 30, 2006, the Company reduced derivative liabilities by $1,016,000 as a result of cancellation of certain registration rights of the underlying shares (see Note 5).
At June 30, 2006, the Company has derivative liabilities valued at $1,266,000 related to the warrants with registration rights. During the three months ended June 30, 2006, the Company recognized income of $2,308,000 related to the decrease in fair value of the warrant liabilities.
Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three months ended June 30, 2006: dividend yield of 0%; average volatility of 128%; and risk free interest rate of 4.5%.
Beneficial Conversion Feature
The convertible features of certain conventional convertible notes payable (see Note 5) provided for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF Issue No. 98-5, Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the fair values of the BCFs have been recorded as a discounts from the face amount of the respective debt instrument. The Company is amortizing the discounts using the effective interest method through maturity of such instruments. The Company records the corresponding unamortized debt discounts related to the BCFs and warrants as interest expense when the related instrument is converted into the Company’s common stock or repaid prior to maturity.
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
June 30, 2006
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
On May 3, 2006, Company terminated its agreement with Itochu International and entered into a factoring agreement with CIT International Services. The Company is charged a factoring fee of 1% on gross invoice amounts. During the six months ended June 30, 2006 and 2005, factoring fees incurred totaled $55,095 and $23,291 respectively.
At June 30, 2006, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$820,532
Advances from factor	—

Amounts due from factor, net	820,532

Unfactored accounts receivable	3,174
Allowance for returns	(18,013)

$805,693

NOTE 3 — NOTE PAYABLE TO STOCKHOLDER
From time to time, the Company borrows funds from a founding stockholder for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of June 30, 2006, outstanding borrowings totaled $981,000, and accrued interest totaled $159,841. As of July 31, 2006, no demand for repayment has been made. Interest expense on this note totaled $38,917 and $37,098 for the six months ended June 30, 2006 and 2005, respectively.
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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
NOTE 4 — COMMITMENTS AND CONTINGENCIES, continued
Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2006 (6 Months)	$355,000
2007	1,067,000
2008	1,386,000
2009	1,792,000
2010	1,498,000
Thereafter	1,649,000

$7,747,000

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
NOTE 5 — NOTES PAYABLE
In April and May 2005, the Company issued convertible notes payable totaling $625,000, bearing interest at 11 percent per annum (the “11% Notes”). The 11% Notes and accrued interest were due through August 2005, as amended. In addition, the principal and accrued interest on the 11% Notes were convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $375,250 in connection with the conversion feature of the notes payable and amortized $375,250 to interest expense in the statement of operations during the year ended December 31, 2005. In

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
NOTE 5 — NOTES PAYABLE, continued
connection with the issuance of the 11% Notes, the Company issued warrants to purchase an aggregate of 687,500 shares of the Company’s common stock, including a warrant to purchase 62,500 shares of the Company’s common stock issued during 2005 in connection with an extension of the maturity date. In August 2005, the Company repaid such amounts, including accrued interest of $35,392. The holder of the 11% Notes has the right to purchase up to 50% of any equity security, including convertible debt, to be issued by the Company on the same terms as such securities are offered to other parties through May 2008. In connection with the registration rights issued with the 11% Notes and related warrants (see Note 1), the Company issued warrants to purchase an aggregate of 825,000 shares of the Company’s common stock during the six months ended June 30, 2006 as penalty for not registering the underlying shares timely, as defined (see Note 6). The warrants issued during the six months ended June 30, 2006 had fair values on the dates of issuance totaling $1,099,000, as determined under SFAS No. 123(R) and recorded such as interest expense and warrant liability upon grant. The warrants vested upon grant, have exercise prices of $1.00 per share and expire in August 2015.
On June 30, 2006, the Company and the holder of the 11% Notes agreed to cancel all previously issued warrants totaling 1,662,500 and to waive the requirement for having an effective registration statement and the related maintenance of the registration statement in exchange for a warrant to purchase 1,212,500 shares of the Company’s common stock, which was valued at $740,000 (determined based on the Black Scholes option pricing model). The warrants vested upon grant, have an exercise price of $0.60 and expire in August 2015. As a result of the termination of the registration rights provisions, the Company recorded a net gain of $276,000 based on the difference of the fair value of the warrants cancelled, which totaled $1,016,000, and the fair value of the warrant issued in June 2006, which totaled $740,000 at June 30, 2006 as a gain on settlement of penalty warrants.
In July 2005, the Company issued a convertible note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest are due in April 2006, as amended. In addition, the principal and accrued interest on the July 11% Note were convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share. The Company recorded a BCF of $269,000 in connection with the conversion feature of the note payable and $281,000 related to warrants and amortized $45,833 to interest expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2006. In connection with the issuance of the July 11% Note, the Company issued warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock, including a warrant to purchase 550,000 shares of the Company’s common stock issued in January 2006 in connection with an extension of the maturity date. The warrant issued during the three months ended March 31, 2006 had a fair value on the dates of issuance totaling $385,000, as determined under SFAS No. 123(R) and recorded such as interest expense and warrant liability upon grant. The warrant vested upon grant, has an exercise price of $1.00 per share and expires in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company has issued warrants to purchase an aggregate of 605,000 shares of the Company’s common stock during the six months ended June 30, 2006 as penalty for not registering the underlying shares timely, as defined (see Note 6). The warrants issued during the six months ended June 30, 2006 for penalties had fair values on the dates of issuance totaling $714,000, as determined under SFAS No. 123(R) and recorded such as interest expense and warrant liability upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015. The July 11% Note and accrued interest were repaid in March 2006.
In December 2005, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus 5% (the “December Note”). In connection with the issuance of the December Note, the Company issued warrants to purchase an aggregate of 190,000 shares of the Company’s common stock, including a warrant to purchase 65,000 shares of the Company’s common stock issued in February 2006 in connection with an extension of the maturity date (see Note 6). In 2005, the Company recorded $95,000 as debt discount related to warrants and amortized $66,500 to interest expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2006. The warrant issued during the three months

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
NOTE 5 — NOTES PAYABLE, continued
ended March 31, 2006 had a fair value totaling $108,000, as determined under SFAS No. 123(R) and recorded $30,000 as debt discount and $78,000 as interest expense and $108,000 as warrant liability upon grant. The warrant vested upon grant, has an exercise price of $0.80 per share and expires in February 2016. The December Note and accrued interest was repaid in March 2006 and the Company amortized the related debt discount to interest expense during the three months ended March 31, 2006.
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
In February 2006, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus 5% (the “February Note”). In connection with the issuance of the February Note, the Company issued a warrant to purchase 62,500 shares of the Company’s common stock. The warrant had a fair value totaling $56,000, as determined under SFAS No. 123(R) and recorded such as debt discount and stockholders’ equity upon grant. The warrant vested upon grant, has an exercise price of $0.80 per share and expires in January 2009. The February Note and accrued interest was repaid in May 2006. The debt discount of $56,000 was amortized to interest expense during the six months ended June 30, 2006.
NOTE 6 — EQUITY TRANSACTIONS
Common Stock
The Company entered into an agreement with Brookstreet Securities Corporation (“BSC”), a NASD member investment banker based in Irvine, California, as its placement agent and financial consultant to sell newly issued common stock at $1.00 per share for a total offering from a minimum of 2,500,000 shares to a maximum of 8,500,000 shares (the “PPM”), as amended, in order to raise minimum capital of $2,175,000 to maximum capital of $7,395,000, net of expenses. In addition, investors received warrants, which immediately vest, to purchase shares of the Company’s common stock at an exercise price of $1.25 per share in an amount equal to 50% of the number of shares purchased. The Company agreed to pay BSC an 8% retail sales commission, a 2% non-accountable marketing allowance and a 3% non-accountable expense allowance and warrants to purchase an amount of the Company’s common stock equal to 15% of the common stock sold in the PPM (see below).
During the period from January 1, 2006 through June 30, 2006, the Company issued 4,862,482 shares of its common stock for proceeds of $4,187,762, net of issuance costs of $674,720.
During the six months ended June 30, 2006, the Company issued 21,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through August 2006. The shares were valued at $36,750 (based on the fair value of the common stock at the respective measurement dates) and recorded as prepaid expenses in the accompanying condensed consolidated balance sheet. Such amount will be amortized to expense over the life of the related agreement, of which $36,750 was expensed during the six months ended June 30, 2006.
Warrants
In connection with the PPM, the Company issued warrants to investors to purchase 4,007,366 shares of common stock during the six months ended June 30, 2006, including warrants to purchase an aggregate of 1,576,125 shares of the Company’s common stock in connection with the issuance of 3,152,250 shares of common stock to investors in 2005. The warrants vested upon grant, have exercise prices of $1.25 per share and expire through March 2007.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
NOTE 6 — EQUITY TRANSACTIONS, continued
During the six months ended June 30, 2006, the Company issued warrants to purchase an aggregate of 729,372 shares of the Company’s common stock to BSC in connection with the Company’s PPM. These warrants vested upon grant, have exercise prices of $1.00 per share and expire through May 2011.
During the six months ended June 30, 2006, the Company issued warrants to purchase an aggregate of 1,430,000 shares of the Company’s common stock (see Note 5) in connection with liquidated damages clauses of certain registration rights agreements (see Note 1). On June 30, 2006, the Company cancelled warrants to purchase an aggregate of 1,662,500 shares of the Company’s common stock (including warrants to purchase 825,000 shares granted during 2006) and issued a warrant to purchase 1,212,500 shares of common stock (See Note 5).
During the three months ended June 30, 2006, the Company issued warrants to purchase an aggregate of 64,103 shares of the Company’s common stock at $1.00 per share, valued at $36,000 (determined based on the Black Scholes option pricing model). The warrants vested upon grant and expire through June 2011. Based on the registration rights associated with the warrants, the fair value of such warrants is included in warrant liabilities (see Note 7).
NOTE 7 — SUBSEQUENT EVENTS
In July 2006, the Company issued a note payable totaling $300,000, bearing interest at prime 10.75% per annum, payable August 20, 2006. In connection with the issuance of the note, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $1.00 per share and expire in July of 2016 and had an estimated fair value of $37,000.
On July 25, 2006, the Company entered an agreement with a financing firm to provide credit to enable the Company to open letters of credit to support its purchase orders to offshore manufactures. The Company is charged a fee of 2.5% of the principal amount of the letter of credit. Additionally, the Company agreed to issue warrants to the financing firm based on a formula that is 0.0333 multiplied by the principal amount of the letter of credit. The warrants expire on the fifth anniversary and have an exercise price per share of the lesser of $1.25 per share, or the average market price for the ten trading days ending on such day. During the six months ended June 30, 2006, the Company issued warrants to purchase an aggregate of 64,103 shares of common stock (See Note 6).The Company is not obligated to issue warrants to purchase more than an aggregate of 100,000 shares.

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
On August 19, 2005, a “reverse merger” was effected through a Reverse Share Exchange Agreement among TDI Holding Corporation (“TDI Holding”), The Fashion House, Inc. and shareholders of 100% of the common stock of The Fashion House, Inc. In consideration for all of the shares of The Fashion House, Inc., TDI Holding agreed to issue 14,114,200 shares of the company’s common stock and received $325,000 in cash from the Fashion House, Inc., which was distributed to the shareholders of TDI Holding. As part of the reverse merger, The Fashion House, Inc. shareholders became shareholders of TDI Holding, The Fashion House Inc. became a wholly-owned subsidiary of TDI Holding, the management of The Fashion House, Inc. took over control of TDI Holding and TDI Holding changed its name to The Fashion House Holdings, Inc. Under the Exchange Agreement, TDI Holding Corporation would implement a reverse-stock-split on a 21.8 to 1 basis such that one share would equal 1/21.8 shares of common stock.
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

Overview
We design, develop, and market a diversified selection of women’s dress and casual fashion footwear with an emphasis on celebrity appeal, style, quality, and fit. We target moderate to premium priced categories of the women’s fashion footwear market. Our business centers on the licensing of recognized brand names. The practice of licensing, or the leasing of trademarked or copyrighted entity, including name, likeness, logo, graphic, saying, signature or character, has become an increasingly common practice among apparel and footwear companies, and the licensee typically pays royalties based upon product sales. Our licensed brands include Richard Tyler Couture, tyler by Richard Tyler, Oscar by Oscar de la Renta and O Oscar by Oscar de la Renta.
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
Results of Operations for the Three Months Ended June 30, 2006 and June 30, 2005.
Net sales for the three months ended June 30, 2006 were $1,682,565, a 202.3% increase over net sales for the prior year quarter of $79,253. Of the increase of $1,603,312 in net sales in the 2006 quarter, tyler by Richard Tyler brand sales increased by $717,525 and the quarter also included the launch of O Oscar by Oscar de la Renta with net sales of $885,787. Ninety percent of the net sales for the quarter ended June 30, 2005, represented the liquidation of the Nicole Miller remaining inventory after the sale of the license.
Gross profit for the three months ended June 30, 2006 was $204,879 or 12.2% of net sales. This low gross margin was caused primarily by late deliveries from our Chinese suppliers which forced us to significantly discount wholesale prices to our customers. Gross profit for the three months ended June 30, 2005 was a loss of $31,805 as a result of the liquidation of the Nicole Miller in residual inventory.
Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $2,376,942 in the three months ended June 30, 2006 from $1,007,657 in 2005, for an increase of $1,369,285. The increase in operating expenses is attributable primarily to an increase in payroll costs of $628,588 as the result of building a sales and design staff, travel expense increased by $132,025, sample expenses increased by $213,997, investor relations expenses increased by $97,183, and professional fees increased by $94,775 which were primarily associated with the costs of being a public company.
The net loss for the three months ended June 30, 2006 is $417,789 compared to a loss of $1,615,779 for the same period in 2005 for a decrease loss of 1,197,990 as a result of a change in the fair value of the derivative liability. The loss from operations was $2,172,063 in the three months ended June 30, 2006 compared to loss from operations of $1,039,462 for the three months ended June 30, 2005. The increase in the loss from operations was primarily due to increased payroll expenses in sales, design, and increases in other operating expenses. Additionally, the Company recorded, in other expenses, during the three months ended June 30, 2006, amortization of $1,334,533 for the estimated fair value of stock warrants. These charges included $1,220,000 to record the fair value of warrants issued as damages for late filing and late effectiveness of the Registration Statement on Form SB-2 with the SEC and $114,533 related to the amortization of warrants issued with certain convertible notes.

Results of Operations for the Six Months Ended June 30, 2006 and June 30, 2005.
Net sales for the six months of 2006 increased from $746,325 in 2005 to $2,683,424 for an increase of $1,937,099. The tyler by Richard Tyler brand net sales were $1,797,637 in the six months of 2006 compared to $90,035 in the six months of 2005. The launch of O Oscar by Oscar de la Renta brand net sales were $885,787 in the six month period ended June 30, 2006. The six months of 2005 net sales included $656,396 for the liquidation of the Nicole Miller remaining inventory after the sale of the license.
Gross profit for the six months of 2006 was 16.1% of net sales or $431,038 compared to a loss of 0.1% of net sales or a loss of $7,617 in the same period last year. The low gross profit in the six months of 2006 was caused primarily by late deliveries of O Oscar brand and some tyler brand product from our Chinese suppliers which forced us to significantly discount wholesale prices to our customers and the need to air freight some of the shipments to the US. The loss in gross profit in the six months of 2005 was caused by the liquidation of the Nicole Miller remaining inventory.
Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $4,029,592 in the six months ended June 30, 2006 from $1,698,011 in the same period of 2005, for an increase of $2,331,581. The increase in operating expenses is attributable primarily to an increase in payroll costs of $1,130,540 as the result of building a sales and design staff, travel expense increased by $239,296, sample expenses increased by $261,236, investor relations expenses increased by $165,384, and professional fees increased by $191,366.
The net loss for the six months ended June 30, 2006 is $5,209,966 compared to a loss of $2,308,067 for the same period in 2005 for an increased loss of $2,901,899. The loss from operations is $3,598,554 in the six months ended June 30, 2006 compared to loss from operations of $1,705,628 for the six months ended June 30, 2005, the increase in the loss from operations was primarily due to increased payroll expenses in sales, design, and increases in other operating expenses. Additionally, the company recorded other expenses in the six months ended June 30, 2006 net charges totaling $1,574,916 associated with the issuance of stock warrants. These net charges included a gain of $964,000 to record the change in fair value of the derivative warrant liabilities, a net gain of $276,000 related to the settlement of penalty warrants, expense of $2,234,000 for stock warrants issued as penalties for late filing and late effectiveness of the Registration Statement on Form SB-2 with the SEC and $580,916 for amortization of the estimated fair value of stock warrants and beneficial conversion feature.
Liquidity and Capital Resources
During the six months ended June 30, 2006, the Company’s net cash position increased by $126,327 to $203,007 The Company’s financing activity provided net cash of $4,307,554 for the six months ended June 30, 2006, primarily through the proceeds from the sale of common stock. We received net proceeds, from the issuance of common stock of $4,187,762, net of issuance cost of $674,720. In the six month period ended June 30, 2005 net cash provided from financing activities was $1,090,979 which was primarily from stockholder loans.
Net cash used in operating activities for the six months ended June 30, 2006 was $2,793,723 an increase of $1,604,986 from the $1,188,737 used by operating activities in the prior year period, the increase in the cash used in the current period is due to the net operating loss.
The Company’s investing activities consisted mainly of the purchase of property and equipment for the 2006 period for a net use of $246,224. In the 2005 period, the net cash used was $71,106.
Financing Activities
We are financing our operations primarily with the proceeds from our private placement. With the exception of 2004, when we sold the Nicole Miller License resulting in a gain for the year, we have incurred net losses as a result of sales, design, and administrative staffing expenses in support of our operations.
During the six months ended June 30, 2006, the Company issued notes payable totaling

$925,000, bearing interest at rates ranging from 10% to prime plus 5%, all of which were repaid by May 2006.
During the period the six months ended June 30, 2006, the Company issued 4,862,482 shares of its common stock for proceeds of $4,187,762, net of issuance costs of $674,720.
In connection with the PPM, the Company issued warrants to investors to purchase 4,007,366 shares of common stock during the six months ended June 30, 2006, including warrants to purchase an aggregate of 1,576,125 shares of the Company’s common stock in connection with the issuance of 3,152,250 shares of common stock to investors in 2005. The warrants vested upon grant, have exercise prices of $`.25 per share and expire through March 2007.
During the six months ended June 30, 2006, the Company issued warrants to purchase an aggregate of 729,372 shares of the Company’s common stock to its placement agent in connection with the Company’s PPM. These warrants vested upon grant, have exercise prices of $1.00 and expire through May 2011.
During the six months ended June 30, 2006, the Company issued warrants to purchase an aggregate of 1,430,000 shares of the Company’s common stock in connection with liquidated damages clauses of certain registration rights agreements, the issuance of notes payable and in connection with the maturity dates of certain notes payable. The warrants vested upon grant, have exercise prices ranging from $0.60 — $1.00 and expire through 2016. On June 30, 2005, the Company cancelled warrants to purchase an aggregate of 1,662,500 shares of the Company’s common stock (including warrants to purchase 825,000 shares during 2006) and issued a warrant to purchase 1,212,500 shares of common stock (See Note 5).
Subsequent Borrowing
We have entered into a factoring agreement with CIT Commercial Services which is a notification, collected funds, non-borrowing factoring arrangement that has a commission rate of 1% up to $10 million and 0.9% in excess of $10 million. The term is for 2 years with 60 days prior notification.
In July 2006, the Company issued a note payable totaling $300,000, bearing interest at prime 10.75% per annum, payable August 20, 2006. In connection with the issuance of the note, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $1.00 per share and an expiration in July of 2016.
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
As of June 30, 2006, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from

$56,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon event of default, as defined.
Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2006 (6 months)	$355,000
2007	1,067,000
2008	1,386,000
2009	1,792,000
2010	1,498,000
Thereafter	1,649,000

$7,747,000

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
If actual cash flows deviate significantly from forecasted amounts, we may require additional financing in the next twelve months. We cannot assure you that additional financing (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.
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
Stock-Based Compensation
As of June 30, 2006, we have not issued any share based payments to its employees.
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
Going Concern
The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $5,210,766 for the six months ended June 30, 2006, and an accumulated deficit of $13,482,420 at June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern where it raises capital in very near future. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining sufficient debt or equity financing in the future. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
We have an accumulated deficit of $13,482,420 as of June 30, 2006 and have received an opinion from our auditors regarding our ability to continue as a going concern, and we may never achieve profitability.
We have incurred significant net losses for the past few years, including net losses of $5,209,966 in the first six months of 2006. As of June 30, 2006, we had an accumulated deficit of $13,482,420. These losses have resulted principally from expenses incurred for selling, general and administrative, payroll, minimum royalty payments and interest. To date, we have not yet generated significant recurring revenues. Our limited 2006 revenues that derive from sales of tyler brand and the limited revenues that we may receive from sales of our other brands have not been and will not continue to be sufficient to sustain our operations. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.
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
At June 30, 2006, we had cash on hand of $203,007 and negative cash flow from operations of $2,793,723. We will need additional funds to continue our operations, and such additional funds may not be available when required. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and equity and debt financings. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares. If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.
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
Substantially all of our net sales during 2005 and first quarter 2006 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and we have begun to manufacture certain couture lines in Italy and Brazil in 2006. Foreign manufacturing is subject to a number of risks, including:
–	political and social unrest, including our military presence in Iraq;

–	changing economic conditions;

–	currency exchange rate fluctuations;

–	international political tension and terrorism;

–	work stoppages;

–	electrical shortages;

–	transportation delays;

–	loss or damage to products in transit;

–	expropriation;

–	nationalization;

–	the imposition of tariffs and trade duties both international and domestically;

–	import and export controls and other non-tariff barriers;

–	exposure to different legal standards (particularly with respect to intellectual property);

–	compliance with foreign laws; and

–	changes in domestic and foreign governmental policies.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2006, the Company issued warrants to purchase an aggregate of 621,250 shares of the Company’s common stock in connection with the issuance of 1,242,500 shares of common stock to investors in the Private Placement. The warrants vested upon grant, have an exercise price of $1.25 and expire through March 2007.
During the three months ended June 30, 2006, the Company issued warrants to purchase an aggregate of 186,375 shares of the Company’s common stock to BSC in connection with the closings of the Company’s private placement (see above). These warrants vested upon grant, have exercise prices of $1.00 and expire through May 2011.
During the three months ended June 30, 2006, the Company issued warrants to purchase an aggregate of 780,000 shares of the Company’s common stock in connection with liquidated damages clauses of certain registration rights agreements, the issuance of notes payable and in connection with the maturity dates of certain notes payable. The warrants vested upon grant, have exercise prices ranging from $0.60 — $1.00 and expire through 2016.
In June 2006, we issued warrants to purchase 43,801 shares of our common stock at an exercise price of $0.62 per share and in May 2006, we issued warrants to purchase 20,302 shares of stock at an exercise price of $1.16 per share in connection with an agreement to provide credit enhancement for letters of credit. The warrants expire five years from the date of issuance.
On June 30, 2006, the Company and The Elevation Fund LLC agreed to cancel all previously issued warrants totaling 1,662,500 and to waive the requirement for having an effective registration statement and the related maintenance of the registration statement in exchange for a warrant to purchase 1,212,500 shares of the Company’s common stock. The warrants vested upon grant, have an exercise price of $0.60 and expire in August 2015.
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
Item 5. Other Information
On May 3, 2006, we terminated our factoring agreement with Itochu International. On May 18, 2006, we entered into a non-borrowing factoring agreement with CIT Group Commercial Services, Inc. whereby we sell to CIT all accounts arising from our sales of inventory or rendition of services. We are charged a factoring fee of 1% on gross invoice amounts during each calendar month on the first $10.0 million during a contract year and 0.9% on gross invoice amounts in excess of $10.0 million during any contract year. We may terminate the agreement only on an anniversary date of the agreement upon sixty days’ notice. CIT may terminate the agreement any time with sixty days’ notice and without prior notice upon an event of default, which includes a bankruptcy, breach of a representation or warranty or a default under any other obligation.
On June 30, 2006, the Company and The Elevation Fund LLC agreed to cancel all previously issued warrants totaling 1,662,500 and to waive the requirement for having an effective registration statement and the related maintenance of the registration statement in exchange for a warrant to purchase 1,212,500 shares of the Company’s common stock,. The warrants vested upon grant, have an exercise price of $0.60 and expire in August 2015.
On July 25, 2006, we entered into a letter agreement with Westrec Capital partners, LLC whereby Westrec has agreed to provide credit enhancement for letters of credit of approximately $1.9 million on behalf of the Company. In connection with each letter of credit, we agreed to pay a fee of 2.5% of the principal amount of each letter of credit. In connection with entering into the agreement, we issued warrants to purchase 43,801 shares of our common stock at an exercise price of $0.62 per share and warrants to purchase 20,302 shares of stock at an exercise price of $1.16 per, both of which expire five years from the date of issuance. The Company is not obligated to issue warrants to purchase more than an aggregate of 100,000 shares.
Item 6. Exhibits
The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Fashion House Holdings, Inc.
Dated: August 17, 2006	/s/ John Hanna
By: John Hanna
Chief Executive Officer

EXHIBIT INDEX
4.1	Warrant dated May 15, 2006 issued to Westrec Capital Partners, LLC.

4.2	Warrant dated June 22, 2006 for 20,738 shares issued to Westrec Capital Partners, LLC.

4.3	Warrant dated June 22, 2006 for 23,063 shares issued to Westrec Capital Partners, LLC.

10.1	Letter Agreement dated July 25, 2006 with Westrec Capital Partners, LLC.

10.2	Factoring Agreement dated May 18, 2006 with CIT Commercial Services.

10.3	Summary of Agreement dated June 30, 2006 regarding warrants issued to The Elevation Fund LLC

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer