Form 10QSB
period 2006-09-30
FASHION HOUSE HOLDINGS INC
filed 2006-11-20
CIK 797329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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
Common Stock Outstanding as of November 13, 2006: 24,887,063 shares
Transitional Small Business Disclosure Format: Yes ☐ No ☑

The Fashion House Holdings, Inc
Index to Form 10-QSB

THE FASHION HOUSE, INC.
BALANCE SHEET
September 30, 2006
(UNAUDITED)

ASSETS
Current assets:
Cash	$355,963
Accounts receivable, net of allowance of $144,271	2,923,625
Inventories, net of reserve of $70,000	1,287,597
Prepaid expenses	222,977

Total current assets	4,790,162

Property and equipment, net	495,113

Deposits	28,021

$5,313,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$4,238,322
Accounts payable and accrued expenses	2,356,011
Accrued payroll and related	321,456
Due to factor	3,316
Accrued interest	190,193
Note payable	300,000

Total current liabilities	7,409,298

Long-term liabilities:
Note payable to stockholder	981,000
Warrant liabilities	588,000

Total liabilities	8,978,298

Commitments and contingencies

Stockholders’ deficit
Common stock, no par value; 100,000,000 shares authorized; 24,887,063 shares issued and outstanding	11,491,701
Accumulated deficit	(15,156,703)

Total stockholders’ deficit	(3,665,002)

Total liabilities and stockholders’ deficit	$5,313,296

See accompanying notes to unaudited condensed consolidated financial statements

THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	September 30,	September 30,
	2006	2005

Net sales	$5,942,948	$1,202,192
Cost of sales	4,369,699	1,096,169

Gross profit	1,573,249	106,023

Operating expenses:

Selling, general and administrative	4,451,160	2,168,444
Payroll and related	1,882,862	756,034
Royalties	531,272	421,563

Total operating expenses	6,865,294	3,346,041

Loss from operations	(5,292,045)	(3,240,018)

Other income (expense):
Other income	680	—
Interest expense	(3,599,092)	(1,122,410)
Gain on settlement of penalty warrant	276,000	—
Change in fair value of derivative liabilities	1,731,000	—

Total other expense	(1,591,404)	(1,122,410)

Loss before income taxes	(6,883,449)	(4,362,428)

Income taxes	800	—

Net loss	$(6,884,249)	$(4,362,428)

Basic and diluted net loss per share	$(0.29)	$(0.29)

Weighted average shares outstanding — basic and diluted	23,555,191	14,826,416

See accompanying notes to unaudited condensed consolidated financial statements

THE FASHION HOUSE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	September 30,	September 30,
	2006	2005

Net sales	$3,259,524	$455,867
Cost of sales	2,117,313	294,623

Gross profit	1,142,211	161,244

Operating expenses:

Selling, general and administrative	1,838,708	707,951
Payroll and related	819,907	375,486
Royalties	177,087	74,688

Total operating expenses	2,835,702	1,158,125

Loss from operations	(1,693,491)	(996,881)

Other income (expense):
Other income	(2,534)	—
Interest expense	(747,258)	(504,864)
Change in fair value of derivative liabilities	769,000	—

Total other income (expense)	19,208	(504,864)

Loss before income taxes	(1,674,283)	(1,501,745)

Income taxes	—	—

Net loss	$(1,674,283)	$(1,501,745)

Basic and diluted net loss per share	$(0.06)	$(0.09)

Weighted average shares outstanding — basic and diluted	24,887,063	16,207,951

See accompanying notes to unaudited condensed consolidated financial statements

THE FASHION HOUSE HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(6,884,249)	$(4,362,428)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,831	33,604
Bad debt expense	131,258	—
Inventory reserve	70,000	—
Estimated fair value of stock issued for services	36,750	—
Amortization of estimated fair value of warrants and BCF	3,469,333	989,000
Gain on settlement of penalty warrants	(276,000)	—
Change in fair value of derivative warrant liabilities	(1,731,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,586,866)	(112,424)
Inventories	(1,357,597)	—
Prepaid royalties and expenses	(77,909)	(96,988)
Deposits	45,852	(34,021)
Accounts payable and accrued expenses	1,834,698	148,469
Accrued interest	18,114	158,640

Net cash used in operating activities	(7,179,035)	(3,276,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(249,594)	(191,739)

Net cash used in investing activities	(249,594)	(191,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to stockholders	—	370,000
Repayments of notes payable to stockholders	(25,000)	(161,000)
Advances from factor	2,542,798	96,382
Payments to factor	(2,860,970)	—
Proceeds from notes payable	1,225,000	1,750,000
Repayments of notes payable	(1,600,000)	(625,000)
Proceeds from line of credit, net	4,238,322	—
Proceeds from the issuance of common stock, net of issuance costs of $674,720	4,187,762	2,402,540

Net cash provided by financing activities	7,707,912	3,832,922

Net increase in cash	279,283	365,035

Cash, beginning of the period	76,680	171,849

Cash, ending of the period	$355,963	$536,884

	September 30, 2006	September 30, 2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	119,891	38,324

Cash paid during the period for income taxes	800	—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Estimated fair value of warrants issued in connection with certain notes payable	$446,000	$—

Estimated fair value of common stock issued for prepaid services	$36,750	$—

Reclassification of derivative liabilities	$740,000	$—

See accompanying notes to unaudited condensed consolidated financial statements

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Interim Unaudited Condensed Financial Statements
The accompanying condensed consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission’s (“SEC”) regulations for interim financial information. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on April 14, 2006.
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
September 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Principles of Consolidation
These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, collectibility of receivables, realization of inventories, recoverability of long-lived assets, valuation of warrants to purchase common stock and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions.
Going Concern
The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses for the nine months ended September 30, 2006 and the years ended December 31, 2005 and 2004 and has an accumulated deficit of $15,156,703 at September 30, 2006.
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
September 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Risks and Uncertainties
Credit Risk
The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006, uninsured balances approximated $232,000.
Seven and six customers accounted for 58% and 57% of sales during the three months ended September 30, 2006 and 2005, respectively. And ten and four customers accounted for 63% and 62% of the sales during the nine months ended September 30, 2006 and 2005, respectively.
The Company assigns the majority of its trade accounts receivable to a factor (see Note 2), however the Company maintains the credit risk with respect to collection of these amounts. The Company makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At September 30, 2006, the Company established an allowance for doubtful accounts of $144,271. .
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
The Company purchases substantially all of its inventory from four vendors. The loss of any of these vendors could have a material adverse effect on the Company’s cash flow and financial position.
Inventories
Inventories consist of customer ordered goods awaiting shipment, unsold goods and returned merchandise from customers. The Company had inventory on hand at September 30, 2006 of $1,287,597, net of a reserve of $70,000.
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
September 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At September 30, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in future impairment of long-lived assets.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, accrued payroll and related, due to factor, accrued interest and notes payable. The carrying value for all such instruments approximates fair value at September 30, 2006 due to their short maturities.
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
September 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Goods are held by the Company at a public warehouse. The Company arranges and maintains the Goods while in its possession at its expense. The Company has title to the Goods when shipped from the manufacturer and in the public warehouse.
Revenue is recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The factoring company approves credit to the customers and factors the sale. The factor charges the Company 1.0% of the sales which are factored. For sales that are not factor approved, the Company purchases Goods and sells the Goods directly to the customers and is responsible for the accounts receivable collection.
Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.
Advertising
The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the nine month periods ended September 30, 2006 and 2005 amounted to $68,523 and $62,689, respectively.
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
September 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Loss Per Share
The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share. All potentially dilutive shares, approximately 3,550,000 as of September 30, 2006, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the period then ended.
Basic and diluted loss per common share is computed as follows:

	Three Months Ended September 30,
		2006			2005
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(1,674,283)	24,887,063	$(0.06)	(1,501,745)	(16,207,951)	$(0.09)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
Loss available to common stockholders	$(1,674,283)	24,887,063	$(0.06)	(1,501,745)	(16,207,951)	$(0.09)
Basic and diluted loss per common share is computed as follows:

	Nine Months Ended September 30,
		2006			2005
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(6,884,249)	23,555,191	$(0.29)	$(4,362,428)	14,826,416	$(0.29)

Effect of Dilutive Securities
None	—	—		—	—

Diluted EPS
Loss available to common stockholders	$(6,884,249)	23,555,191	$(0.29)	$(4,362,428)	14,826,416	$(0.29)

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Stock-Based Compensation
At September 30, 2006, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment, using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to January 1, 2006 will include: (a) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
In accordance to EITF No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company records the fair value of the common stock issued for consulting services as prepaid expenses and amortizes the related value over the service period.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
Derivative Financial Instruments
In connection with the issuance of warrants with convertible notes payable (see Note 5), the Company was required to file a registration statement in November 2005 to have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline” and to maintain the effectiveness of such registration). In addition, the Company is required to issue certain holders of convertible notes a number of warrants equal to 130,000 for each subsequent 30-day period that such registration statement has not been filed. Also, the Company is required to issue the holders of convertible notes a number of warrants equal to 130,000 for each 30-day period following the Effectiveness Deadline. The Company filed the required registration statement in July 2006, and therefore has issued warrants to purchase an aggregate of 1,110,000 and 185,000 shares of the Company’s common stock during the period from January 1, 2006 to June 30, 2006 and the year ended December 31, 2005, respectively. In addition, the Company is required to include the warrants issued to a holder of a previously outstanding note payable (see Note 5) and the placement agent for the private placement in such registration statement (see Note 7). The Company determined that the registration rights issued in connection with the notes are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.
At September 30, 2006, the Company has derivative liabilities valued at $588,000 related to the warrants with registration rights. During the three and nine months ended September 30, 2006, the Company recognized income of $769,000 and $1,731,000, respectively, related to the decrease in fair value of the warrant liabilities.
Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three months ended September 30, 2006: dividend yield of 0%; average volatility of 168%; and risk free interest rate of 5.10%.
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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
NOTE 2 — ACCOUNTS RECEIVABLE FACTORING
On November 14, 2004, the Company signed a factoring agreement with Itochu International, Inc. (“Itochu”), a New York corporation. Under the factoring agreement, the Company was charged a factoring fee of 2.5% of the gross invoice amount, with no minimum annual fee, and all invoices were subject to approval by Itochu. Itochu, to the extent of any financing provided, held a security interest in all assets of the Company over the term of the factoring agreement.
On May 3, 2006, the Company terminated its agreement with Itochu International and entered into a factoring agreement with CIT International Services. The Company is charged a factoring fee of 1% on gross invoice amounts. During the nine months ended September 30, 2006 and 2005, factoring fees incurred totaled $59,360 and $30,489, respectively.
At September 30, 2006, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$2,577,746
Advances from factor	(3,316)

Amounts due from factor, net	2,574,430

Unfactored accounts receivable	490,150
Allowance for returns	(144,271)

$2,920,309

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
NOTE 3 — NOTE PAYABLE TO STOCKHOLDER
From time to time, the Company borrows funds from a founding stockholder for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of September 30, 2006, outstanding borrowings totaled $981,000, and accrued interest totaled $176,293. As of October 31, 2006, no demand for repayment has been made. Interest expense on this note totaled $55,369 and $39,866 for the nine months ended September 30, 2006 and 2005, respectively.
NOTE 4 — COMMITMENTS AND CONTINGENCIES
Licensing Agreements
For the rights to use trademarks, the Company has entered into licensing agreements with various licensors. The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.
As of September 30, 2006, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $56,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon events of default, as defined.
Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2006 (3 months)	$175,000
2007	1,118,925
2008	1,510,293
2009	1,935,313
2010	1,625,000
Thereafter	1,747,500

$8,112,031

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
September 30, 2006
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
Employment Agreements
The Company has entered into employment agreements with certain of its management for services to be provided in the normal course of business. These agreements call for minimum salary levels and various payments upon termination of employment, as defined. In the event of termination for any reason, the Company is required to pay its CEO one year salary and bonus. The CEO’s salary for the year ending December 31, 2006 is $180,000 and the bonus was waived for 2005.
NOTE 5 — NOTES PAYABLE
In April and May 2005, the Company issued convertible notes payable totaling $625,000, bearing interest at 11 percent per annum (the “11% Notes”). The 11% Notes and accrued interest were due through August 2005, as amended. The Company recorded a BCF of $375,250 in connection with the conversion feature of the notes payable and amortized $375,250 to interest expense in the statement of operations during the year ended December 31, 2005. In connection with the issuance of the 11% Notes, the Company issued warrants to purchase an aggregate of 687,500 shares of the Company’s common stock, including a warrant to purchase 62,500 shares of the Company’s common stock issued during 2005 in connection with an extension of the maturity date. In August 2005, the Company repaid such amounts, including accrued interest of $35,392. In connection with the registration rights issued with the 11% Notes and related warrants (see Note 1), the Company has issued warrants to purchase an aggregate of 825,000 shares of the Company’s common stock during the nine months ended September 30, 2006 as penalty for not registering the underlying shares timely, as defined (see Note 6). The warrants issued during the nine months ended September 30, 2006 had fair values totaling $1,097,000, as determined under SFAS No. 123(R) and recorded such as interest expense and warrant liability upon grant. The warrants vested upon grant, have exercise prices of $1.00 per share and expire in August 2015.
On June 30, 2006, the Company and the holder of the 11% Note agreed to cancel all previously issued warrants totaling 1,662,500 and to waive the damages provision obligating the Company to issue additional warrants if a registration statement is not filed and becomes effective by certain dates in exchange for a warrant to purchase 1,212,500 shares of the Company’s common stock, which was valued at $740,000 (determined based on the Black Scholes option pricing model). The warrants vested upon grant, have an exercise price of $0.60 and expire in August 2015. As a result of the termination of the registration rights provisions, the Company recorded a net gain of $276,000 based on the difference of the fair value of the warrants cancelled, which totaled $1,016,000, and the fair value of the new warrant issued as a gain on the settlement of penalty warrants.
In July 2005, the Company issued a convertible note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest were due in April 2006, as amended. In addition, the principal and accrued interest on the July 11% Note were convertible into shares of the Company’s common stock at a conversion price equal to $0.80 per share.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
NOTE 5 — NOTES PAYABLE, continued
The Company recorded a BCF of $269,000 in connection with the conversion feature of the note payable and $281,000 related to warrants and amortized $45,833 to interest expense in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2006. In connection with the issuance of the July 11% Note, the Company issued warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock, including a warrant to purchase 550,000 shares of the Company’s common stock issued in January 2006 in connection with an extension of the maturity date. The warrant issued in January 2006 had a fair value totaling $385,000, as determined under SFAS No. 123(R) and recorded such as interest expense and warrant liability upon grant. The warrant vested upon grant, has an exercise price of $1.00 per share and expires in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company has issued warrants to purchase an aggregate of 770,000 shares of the Company’s common stock during the nine months ended September 30, 2006 as penalty for not registering the underlying shares timely, as defined (see Note 6). The warrants issued during the nine months ended September 30, 2006 for penalties had fair values totaling $786,000 as determined under SFAS No. 123(R) and recorded such as interest expense and warrant liability upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2008. The July 11% Note and accrued interest were repaid in March 2006.
In December 2005, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus 5% (the “December Note”). In connection with the issuance of the December Note, the Company issued warrants to purchase an aggregate of 190,000 shares of the Company’s common stock, including a warrant to purchase 65,000 shares of the Company’s common stock issued in February 2006 in connection with an extension of the maturity date (see Note 7). The Company recorded $95,000 as debt discount related to warrants and amortized $66,500 to interest expense in the condensed consolidated statement of operations during the three months ended March 31, 2006. The warrant issued during the three months ended March 31, 2006 had a fair value totaling $108,000, as determined under SFAS No. 123(R) and recorded $30,000 as debt discount and $78,000 as interest expense and $108,000 as warrant liability upon grant. The warrant vested upon grant, has an exercise price of $0.80 per share and expires in February 2016. The December Note and accrued interest was repaid in March 2006 and the Company amortized the related debt discount to interest expense during the three months ended March 31, 2006.
In January 2006, the Company issued a note payable totaling $800,000, bearing interest at 10.5%. In connection with the issuance of the note, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock. The warrant had a relative fair value of $327,000, as determined under SFAS No. 123(R) and recorded such as debt discount and stockholders’ equity upon grant. The warrant vested upon grant, has an exercise price of $1.00 per share and expires in January 26, 2009. The note and accrued interest were repaid in March 2006. The debt discount of $327,000 was amortized to interest expense during the three months ended March 31, 2006.
In February 2006, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus 5% (the “February Note”). In connection with the issuance of the February Note, the Company issued a warrant to purchase 62,500 shares of the Company’s common stock. The warrant had a relative fair value totaling $56,000, as determined under SFAS No. 123(R) and recorded such as debt discount and stockholders’ equity upon grant. The warrant vested upon grant, has an exercise price of $0.80 per share and expires in January 2009. The February Note and accrued interest was repaid in May 2006 and fully amortized to interest expense during the six months ended June 30, 2006.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
NOTE 5 — NOTES PAYABLE, continued
On July 6, 2006, the Company issued a note payable totaling $300,000 with a maturity date of January 25, 2007, as amended, and bearing interest at the prime rate plus 5% (the “July Note”). In connection with the issuance of the July Note, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock. The warrant is immediately exercisable has an exercise price of $1.00 and expires in July 2016. The warrant had a relative fair value of $33,000, as determined under SFAS No. 12 (R) and recorded such as debt discount and stockholders equity. The Company amortized the debt discount to interest expense during the three months ended September 30, 2006.
NOTE 6 — LINE OF CREDIT
On July 27, 2006, the Company and Westrec Capital Partners, LLC (“Westrec” or “Lender”) entered into an agreement whereby Westrec and its CEO (“Guarantors”), have provided credit guarantees to a bank sufficient to enable the bank to make advances to the Company. In connection with each advance, the Company paid a fee of 5.0% of each draw to Westrec. The Company received loan advances under the agreement of $2,350,000 in July 2006, and $500,000 in September 2006.
On September 18, 2006, the Company entered into a Master Revolving Note (the “Note”) with a bank to borrow from time to time, at the Lender’s discretion, up to an aggregate of $5.0 million, payable in whole or in part upon demand, at a per annum rate equal to the Lender’s prime rate plus 1% per annum (9.75% at September 30, 2006) secured by deposits with the Lender. The Note replaces the July Note for $2,350,000 and the September 2006 note for $500,000. Upon default, the Company is required to pay an additional 3% interest per annum (the “Default Increase”). In connection with entering into the Note, the Company entered into a Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee the Company’s obligations existing on or before the date that is the earliest of (i) 180 days following the closing of the Note with the Lender, (ii) the termination of Guarantors’ obligations, or (iii) the Borrower’s repayment in full of the amounts outstanding under Note, as defined. Additionally, pursuant to the terms of the Credit Enhancement Agreement, the Company has agreed to pay the following fees: upon any issuance of a letter of credit by the Lender that is guaranteed by the Guarantors, the Company will pay Westrec 2% of the face amount of the letter of credit; as long as any amount is outstanding on the Note that is guaranteed by the Guarantors. Revolving line-of-credit based fees equal to the difference between (a) the sum of 20%, plus (if applicable) the Default Increase (as noted above), and (b) the sum of the Lender’s prime rate plus 11.75% per annum, plus (if applicable) the Default Increase (as noted above). In addition, the Company pays a monthly credit monitoring fee of $5,000 for each calendar month up to and including the month of termination. Any payments that are deemed late are subject to an additional fee of 5% of each such late payment.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
NOTE 6 — LINE OF CREDIT, continued
The Company also granted the Guarantors a security interest in all of the Company’s tangible and intangible property and assets, for the duration of the Credit Enhancement Agreement. In addition, the Chief Executive Officer of the Company granted a security interest and pledge of all shares of the Company’s common stock, options, warrants and other equity securities held by him. Furthermore, each draw under the Note with the Lender is subject to the prior approval of the Guarantors at their discretion. The Credit Enhancement Agreement terminates upon repayment in cash of all amounts payable and the delivery of certain written releases by lender and the Company.
During the three months ended September 30, 2006, in connection with the Credit Enhancement Agreement, the Company granted a seven-year warrant to purchase a total of 5,000,000 shares of common stock at a purchase price of $0.65 per share and expires in September 2013. The warrant vests as follows: (i) 20% (or 1,000,000 shares) immediately, (ii) an additional 20% (or 1,000,000 shares) vests every 60 days after the date of the warrant, and on each succeeding 30th day thereafter such that the entire warrant will vest on the 151st day after the date of the warrant. The estimated fair value of the warrant was $2,550,000, as determined under SFAS 123 (R) and the Company is amortizing such amount to interest expense on a straight line basis over the life of the guarantee. However, the amount of interest expense recognized at any date will be at least equal to the portion of the grant date fair value of the vested amount. During the three months ended September 30, 2006, the Company amortized $510,000 to interest expense in the accompanying statement of operations. No previously unvested warrant shares will vest after the termination of the Credit Enhancement Agreement. Furthermore, the maximum number of warrant shares vested will not exceed an amount equal to the product of (A) the highest amount of aggregate principal owed under the Note previously outstanding and (B) the aggregate percentage of warrant shares vested, it being the intention that the maximum number of warrant shares that can vest will be the lesser of 5,000,000 or the number equal to the number of dollars in the highest draw amount under the Note.
In addition, if the termination of the Credit Enhancement Agreement does not occur on the dates below, then the number of shares underlying the warrant will be increased in the following amounts, which shares will be immediately vested: (i) an additional number of shares equal to 3% of the shares vested on the 180th day following the closing of the Note, plus (ii) an additional number of shares equal to 5% of the shares vested on the 210th day following the closing of the Note is not terminated, plus (iii) an additional number of shares equal to 10% of the shares vested under the on the 270th day following the closing of the Note plus on each 30 days thereafter until the termination of the Credit Enhancement Agreement occurs. If Company issues equity securities with a purchase price less than the current exercise price of the warrant, then the exercise price of the warrant will be reduced to such amount and the number of shares underlying the warrant will be increased accordingly.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
NOTE 7 — EQUITY TRANSACTIONS
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
During the period from January 1, 2006 through September 30, 2006, the Company issued 4,862,482 shares of its common stock for proceeds of $4,187,762, net of issuance costs of $674,720.
During the nine months ended September 30, 2006, the Company issued 21,000 shares of restricted common stock to a consultant in connection with the performance of consulting services to be performed through August 2006. The shares were valued at $36,750 (based on the fair value of the common stock at the respective measurement dates) amortized to expense.
Warrants
In connection with the PPM, the Company issued warrants to investors to purchase an aggregate of 4,007,366 shares of the Company’s common stock during the nine months ended September 30, 2006, including warrants to purchase an aggregate of 1,576,125 shares of the Company’s common stock in connection with the issuance of 3,152,250 shares of common stock to investors in 2005. These warrants vested upon grant, have an exercise price of $1.25 per share and expire through March 2007.
During the nine months ended September 30, 2006, the Company issued warrants to purchase an aggregate of 729,372 shares of the Company’s common stock to BSC in connection with the Company’s PPM. These warrants vested upon grant, have exercise prices of $1.00 per share and expire through May 2011.
During the three months ended September 30, 2006, the Company issued warrants to purchase an aggregate of 165,000 shares of the Company’s common stock (see Note 5) in connection with liquidated damages clauses of certain registration rights agreements (see Note 1).
On July 25, 2006, the Company entered into a formal agreement with Westrec to provide a credit guarantee to a bank sufficient to enable the bank to issue letters of credit on behalf of the Company. In connection with the issuance of each letter of credit the Company paid Westrec a fee of 2.5% and the bank 1.0% of the principal amount of the letters of credit. Westrec provided a credit guarantee for approximately $3.0 million of letters of credit issuances; and received warrants to purchase 20,302 shares of the Company’s common stock at an exercise price of $1.16, received warrants to

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
purchase 59,369 shares of the Company’s common stock at an exercise price of $0.62, and received warrants to purchase 18,097 shares of the Company’s common stock at an exercise price of $0.56. The warrants vested upon grant and expire on the five-year anniversary of issuance. The warrants had an aggregate fair value of $55,000, as determined under SFAS 123 (R) and recorded as interest expense and warrant liability per grant. During the three months ended September 30, 2006, in connection with the Credit Enhancement Agreement, the Company granted a seven-year warrant to purchase a total of 5,000,000 shares of common stock at a purchase price of $0.65 per share and expires in September 2013 (See Note 6).
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
NOTE 8 — SUBSEQUENT EVENTS
On November 13, 2006, the Company entered into an amended and restated factoring agreement with CIT Commercial Services. The Company agreed to sell and assign to CIT all accounts arising from the sale of inventory, including those under any trade name, through any divisions, and through any selling agent.
At the Company’s request, and at CIT’s sole discretion, CIT may advance funds to the Company at up to 80% of the factor risk accounts. The advance request form must be fully executed by the Company and Westrec Capital Partners, LLC. Interest is charged based on the daily borrowing balance for the month, at a rate equal to the greater of the sum of 2% plus the J P Morgan Rate, or 6% per annum.

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
Results of Operations for the Three Months Ended September 30, 2006 and September 30, 2005.
Net sales for the three months ended September 30, 2006 were $3,259,524, an increase of $2,803,657 or 615.0% over net sales of the prior year quarter of $455,867. In the three months ended September 30, 2006, the net sales included sales for all 5 licenses; tyler. Richard Tyler sales of $834,676, O Oscar by Oscar de la Renta sales of $524,847, Oscar by Oscar de la Renta sales of $189,266, Blass by Bill Blass sales of $562,084, Isaac Isaac Mizrahi sales of $943,298, and private label sales of $205,354. Three brands were launched in the quarter ended September 30,2006: Oscar by Oscar de la Renta, Blass by Bill Blass and Isaac Isaac Mizrahi. All net sales in the quarter ended September 30, 2005 of $455,867 were tyler. Richard Tyler brand sales.
Gross profit for the three months ended September 30, 2006 was $1,142,211 or 35.1% of net sales compared to $161,244 or 35.4% in the three month period ended September 30, 2005.
Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $2,835,702 in the three months ended September 30, 2006 from $1,158,125 in 2005, for an increase of $1,677,577. The increase in operating expenses is attributable primarily to an increase in payroll costs of $483,435 as the result of building a sales and design staff, travel expense increased by $87,940, sample expenses increased by $220,961 as a result of the three new brand launches, warehouse and distribution expenses increased by $150,469 related to the increased volume, royalty fees increased by $102,400, and professional fees increased by $28,395.
The net loss for the three months ended September 30, 2006 is $1,674,283 compared to a loss of $1,501,745 for the same period in 2005 for a decreased loss of $172,538 as a result of a change in the fair value of the derivative liability. The loss from operations is $1,693,491 in the three months ended September 30, 2006 compared to loss from operations of $996,881 for the three months ended September 30, 2005.

The increase in the loss from operations was primarily due to increased payroll expenses in sales, design, and increases in other operating expenses. Additionally, the Company recorded, in other income (expense), during the three months ended September 30, 2006, amortization of $3,493,083 for the estimated fair value of warrants to purchase common stock and BCF. These charges included $72,000 to record the fair value of warrants issued as damages for late effectiveness of the Registration Statement on Form SB-2 with SEC.
Results of Operations for the nine Months Ended September 30, 2006 and September 30, 2005.
Net sales for the nine months of 2006 increased from $1,202,192 in 2005 to $5,942,948 for an increase of $4,740,756. The tyler. by Richard Tyler brand net sales increased by $2,113,383 or 387.5% in the nine months ended September 30, 2006 from $545,362 recorded in the nine months ended September 30, 2005. The launch of the O Oscar by Oscar de la Renta brand in the second quarter of 2006, the Oscar by Oscar de la Renta, Blass by Bill Blass and Isaac Isaac Mizrahi brands in the third quarter contributed to the balance of increase in net sales for the nine month period ended September 30, 2006. The nine months of 2005 net sales included $656,396 for the liquidation of the Nicole Miller remaining inventory after the sale of the license.
Gross profit for the nine months of 2006 was 26.5% of net sales or $1,573,249 compared to a gross profit of $106,023 or 8.8% of net sales in the same period last year. The low gross profit in the nine months of 2006 was caused primarily by late deliveries of product from our Chinese suppliers, which forced us to significantly discount wholesale prices to our customers and the need to air freight some of the shipments to the US. The low gross profit in the nine months of 2005 was caused by the liquidation of the Nicole Miller remaining inventory.
Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $6,865,294 in the nine months ended September 30, 2006 from $3,346,041 in the same period of 2005, for an increase of $3,519,253. The increase in operating expenses is attributable primarily to an increase in payroll costs of $1,590,120 as the result of building a sales and design staff, travel expense increased by $327,237, sample expenses increased by $482,197, investor relations expenses increased by $167,916, trade show expenses increased by $108,239, and professional fees increased by $219,761.
The net loss for the nine months ended September 30, 2006 is $6,884,249 compared to a loss of $4,362,428 for the same period in 2005 for an increase loss of $1,721,000 as a result of a change in the fair value of the derivative liability. The loss from operations is $5,292,045 in the nine months ended September 30, 2006 compared to loss from operations of $3,240,018 for the nine months ended September 30, 2005. The increase in the loss from operations was primarily due to increased payroll expenses in sales, design, and increases in other operating expenses. Additionally, the Company recorded, in other income (expense), during the nine months ended September 30, 2006, amortization of $3,469,333 for the estimated fair value of warrants to purchase common stock and BCF. These charges included $2,431,000 to record the fair value of warrants issued as damages for late effectiveness of the Registration Statement on Form SB-2 with SEC.
Liquidity and Capital Resources
During the nine months ended September 30, 2006, the Company’s net cash position increased by $279,283 to $355,963. The Company’s financing activity provided net cash of $7,707,912 for the nine months ended September 30, 2006, primarily through the proceeds from the sale of common stock and net proceeds from our line of credit. We received net proceeds, from the issuance of common stock of $4,187,762, net of issuance cost of $674,720 . In the nine month period ended September 30, 2005 net cash provided from financing activities was $3,832,922 which was primarily from stockholder loans.
Net cash used in operating activities for the nine months ended September 30, 2006 was $7,179,035 an increase of $3,902,887 from the $3,276,148 used by operating activities in the prior year period, the increase in the cash used in the current period is due to the net operating loss.

The Company’s investing activities consisted mainly of the purchase of property and equipment for the 2006 period for a net use of $249,594. In the 2005 period, the net cash used was $191,739.
Going Concern
The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1,674,283 for the three months ended September 31, 2006, and had an accumulated deficit of $15,156,703 at September 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern where it raises capital in very near future. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining sufficient debt or equity financing in the future. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Financing Activities
During the nine months ended September 30, 2006, the Company issued notes payable and received advances under our line of credit totaling $5,813,322 bearing interest at rates ranging from 10% to prime plus 11.75% of which $1,975,000 was repaid.
During the nine months ended September 30, 2006, the Company issued warrants to purchase an aggregate of 1,595,000 shares of the Company’s common stock in connection with liquidated damages clauses of certain registration rights agreements, the issuance of notes payable and in connection with the maturity dates of certain notes payable. The warrants vested upon grant, have exercise prices ranging from $0.60 — $1.00 and expire through 2016.
On September 18, 2006, the Company entered into a Master Revolving Note (the “Note”) with a Bank to borrow from time to time, at the Lender’s discretion, up to an aggregate of $5.0 million, payable in whole or in part upon demand, at a per annum rate equal to the Lender’s prime rate plus 1% per annum secured by deposits with the Lender. The Note replaces the July 2006 note for $2,350,000 and the September 2006 note for $500,000. Upon default, the Company is required to pay an additional 3% interest per annum. In connection with entering into the Note, the Company entered into a Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee the Company’s obligations existing on or before the date that is the earliest of (i) 180 days following the closing of the Note with the Lender, (ii) the termination of Guarantor’s obligations, or (iii) the Borrower’s repayment in full of the amounts outstanding under Note, as defined . Additionally, pursuant to the terms of the Credit Enhancement Agreement, the Company has agreed to pay the following fees: upon any issuance of a letter of credit by the Lender that is guaranteed by a Guarantor, the Company will pay Westrec 2% of the face amount of the letter of credit; as long as any amount is outstanding on the Note that is guaranteed by a Guarantor, revolving line-of-credit based fees equal to the difference between (a) the sum of 20%, plus (if applicable) the Default Increase (as noted above), or (b) the sum of the Lender’s prime rate plus 11.75% per annum, plus (if applicable) the Default Increase (as noted above). In addition, the Company pays a monthly credit monitoring fee of $5,000 for each calendar month up to and including the month of termination. Any payments that are deemed late are subject to an additional fee of 5% of each such late payment.
In May 18, 2006 we have entered into a factoring agreement with CIT Commercial Services which is a notification, collected funds, non-borrowing factoring arrangement that has a commission rate of 1% up to $10 million and 0.9% in excess of $10 million. The term is for 2 years with 60 days prior notification
Based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing in the very near future through the sale of equity securities, private placements, and loans to fund our cash needs and continue our presently planned operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.
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

As of September 30, 2006, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $56,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon event of default, as defined.
Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2006 (3 months)	$175,000
2007	1,118,925
2008	1,510,293
2009	1,935,313
2010	1,625,000
Thereafter	1,747,500

$8,112,031

Future Liquidity
Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe the key factors to our liquidity for the remaining of 2006 and 2007 will be our ability to successfully execute on our plans to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.
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

Revenue Recognition
Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, RevenueRecognition , as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that our revenue recognition policy conforms to SAB 104.
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
Stock-Based Compensation
As of September 30, 2006, we have not issued any share based payments to its employees.
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

Derivative Financial Instruments
The Company determined that the registration rights issued in connection with certain notes payable are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.
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
WE HAVE AN ACCUMULATED DEFICIT OF $15,156,703 AS OF September 30, 2006 AND HAVE RECEIVED AN OPINION FROM OUR AUDITORS REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN, AND WE MAY NEVER ACHIEVE PROFITABILITY .
We have incurred significant net losses for the past few years, including a net loss of $6,884,249 in the first nine months of 2006. These losses have resulted principally from expenses incurred for selling, general and administrative, payroll, minimum royalty payments and interest. To date, we have not yet generated significant recurring revenues. Our limited 2006 revenues that derive from sales of our brands have not been and will not continue to be sufficient to sustain our operations. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.
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
WE MAY REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.
At September 30, 2006, we had cash on hand of $355,963 and negative cash flow from operations of $7,179,035. We will need additional funds to continue our operations, and such additional funds may not be available when required. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and equity and debt financings. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures.

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
If any one brand or group of similar lifestyles of our footwear (evening wear, day wear, city wear, sport wear) were to represent a substantial portion of our net sales, we could be exposed to risk should consumer demand for such brand or lifestyle decrease in subsequent periods. We are attempting to hedge this risk by increasing our range of brands and for each brand a broad range of lifestyle products (evening wear, day wear, city wear, sport wear). In 2005, our sales were limited to the Richard Tyler lines. Our sales in 2006 are for Richard Tyler line and the “O” Oscar brand, Oscar by Oscar de la Renta brand, Blass by Bill Blass brand, and Isaac Isaac Mizrahi. Future fluctuations in sales of any given style that represents a significant portion of our future net sales could have a negative impact on our operating results.
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
Our business model is dependent on our ability to secure and maintain licenses from major, well-known designer
Our business strategy is to approach well-known designers of lifestyle products (i.e., apparel and related accessories) and license the rights to provide footwear under the designer’s brand. If we are unable to maintain our existing licenses, or obtain additional licenses, our business plan would be significantly impaired.
Our international manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to manufacture our products in international markets, obtain products from foreign suppliers or control the costs of our products.
Substantially all of our net sales during 2005 and first nine months of 2006 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and we have begun to manufacture certain couture lines in Italy and Brazil in 2006. In particular, because most of our products are manufactured in China, adverse change in trade or political relations with China or political instability in China would severely interfere with the manufacturing.
Foreign manufacturing is subject to a number of risks, including:
•	political and social unrest, including our military presence in Iraq;

•	changing economic conditions;

•	currency exchange rate fluctuations;

•	international political tension and terrorism;

•	work stoppages;

•	electrical shortages;

•	transportation delays;

•	loss or damage to products in transit;

•	expropriation;

•	the imposition of tariffs and trade duties both internationally and domestically;

•	import and export controls and other non-tariff barriers;

•	exposure to different legal standards (particularly with respect to intellectual property);

•	compliance with foreign laws; and

•	changes in domestic and foreign governmental policies.
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
We experience seasonal and quarterly fluctuations in demand for our products .Our quarterly results may fluctuate quarter to quarter as a result of the timing of holidays, weather, the timing of larger shipments of footwear, market acceptance of our products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The De La Torre and Isometric lawsuits were settled for nominal amounts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2006, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $1.00 pr share, in connection with the issuance of a note payable.
During the three months ended September 30, 2006, the Company entered an agreement with Westrec Capital Partners, LLC (“Westrec”) to provide a credit guarantee to a bank sufficient to enable the bank to issue letters of credit on behalf of the Company. Westrec received warrants to purchase 15,568 shares of the Company’s common stock at an exercise price of $0.62 and received warrants to purchase 18,097 shares of the Company’s common stock at an exercise price of $0.56. The warrants expire on the five-year anniversary of issuance.
During the three months ended September 30, 2006, the Company entered into a Credit Enhancement Agreement with Westrec to guarantee a Master Revolving Note with a Bank. The Company granted a seven-year warrant to purchase a total of 5,000,000 shares of common stock at a purchase price of $0.65 per share. The warrant vests as follows: (i) 20% (or 1,000,000 shares) of the Warrant immediately vests, (ii) an additional 20% (or 1,000,000 shares) vests every 60 days after the date of the Warrant, and on each succeeding 30th day thereafter such that the entire Warrant will vest on the 151st day after the date of the Warrant. No previously unvested Warrant shares will vest after the termination of the Credit Enhancement Agreement. Furthermore, the maximum number of Warrant shares vested will not exceed an amount equal to the product of (A) the highest amount of aggregate principal owed under the Note previously outstanding and (B) the aggregate percentage of Warrant shares vested, it being the intention that the maximum number of Warrant shares that can vest will be the lesser of 5,000,000 or the number equal to the number of dollars in the highest draw amount under the Note. In addition, if the termination of the Credit Enhancement Agreement does not occur on the dates below, then the number of shares underlying the warrant will be increased in the following amounts, which shares will be immediately vested: (i) an additional number of shares equal to 3% of the shares vested on the 180th day following the closing of the Note, plus (ii) an additional number of shares equal to 5% of the shares vested on the 210th day following the closing of the Note is not terminated, plus (iii) an additional number of shares equal to 10% of the shares vested under the on the 270th day following the closing of the Note plus on each 30 days thereafter until the termination of the Credit Enhancement Agreement occurs. If Company issues equity securities with a purchase price less than the current exercise price of the Warrant, then the exercise price of the Warrant will be reduced to such amount and the number of shares underlying the Warrant will be increased accordingly.
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

The Fashion House Holdings, Inc.

Dated: November 14, 2006	/s/ John Hanna
By: John Hanna
Chief Executive Officer

EXHIBIT INDEX

4.1	Warrant dated June 30, 2006 issued to The Elevation Fund, LLC (1)

4.2	Warrant dated July 2006 issued to Battersea Capital, Inc. (1)

4.3	Form warrant issued to Westrec Capital Partners, LLC pursuant to letter agreement dated July 25, 2006 (1)

4.3(a)	Schedule of Warrants issued to Westrec Capital Partners, LLC pursuant to letter agreement dated July 25, 2006 (1)

4.4	Warrant dated September 15, 2006 issued to Westrec Capital Partners, LLC (1)

10.1	Loan Agreement dated July 2006 from Battersea Capital, Inc. (1)

10.2	Master Revolving Note dated September 18, 2006 payable to Comerica Bank (1)

10.3	Credit Enhancement Agreement dated as of September 15, 2006 among the registrant, The Fashion House, Inc. and Westrec Capital partners, LLC (1)

10.3(a)	Security Agreement dated as of September 15, 2006 among the Registrant, Westrec Capital Partners, LLC and Michael M. Sachs (1)

110.3(b)	Guaranty of John Hannah dated September 15, 2006 (1)

10.3(c)	Pledge and Security Agreement dated as of September 15, 2006 made by John Hannah in favor of Westrec Capital Partners, LLC and Michael M. Sachs (1)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to Registrant’s Form SB-2 filed with the SEC on November 14, 2006..