Form 10KSB
period 2006-12-31
FASHION HOUSE HOLDINGS INC
filed 2007-04-12
CIK 797329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commissions file number- 033-07075-LA

THE FASHION HOUSE HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

COLORADO	33-1079781
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6310 San Vicente Blvd., #275 Los Angeles, California	90048-5499
(Address of principal executive offices)	(Zip Code)

(323) 939-3031
(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day Yes ☑  No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company Yes ☐  No ☑

The Registrant’s revenues for the fiscal year ended December 31, 2006 were $9,391,326.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $4,284,000 as of the close of March 1, 2007.

As of March 1, 2007, the Registrant had 24,887,063 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any Annual Report on Form 10-KSB filed pursuant to Rule 424(b) or (c) of the Securities Act.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

The Fashion House Holdings, Inc.
FISCAL YEAR 2006 FORM 10-KSB ANNUAL REPORT

PART I

Item 1. Description of Business

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this annual report on Form 10-KSB we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analysis we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

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

• changes in our business plan and corporate strategies; and

    • other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Risk Factors” and “Management’s Discussion And Analysis"

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports filed with the United States Securities and Exchange Commission (the “SEC”). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

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

Our wholly-owned subsidiary, The Fashion House, Inc., was organized in Delaware on April 11, 2002. Our corporate office is located at 6310 San Vicente Blvd., #275, Los Angeles, California 90048-5499. Our telephone number is (323) 939-3031. Our website address is http://www.thefashionhouseinc.com. Information contained in our website is not a part of this report on Form 10-KSB.

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

INDUSTRY OVERVIEW

According to Shoe Stats 2005, a compilation prepared by the American Apparel and Footwear Association, U.S. footwear consumption in 2004 surpassed 2.2 billion pairs for the first time ever. Based on the U.S. Census Bureau’s 2004 population estimate of 293,655,404 people, 7.4 pairs of shoes were purchased by every man, woman and child in the United States in 2004. In 2004, imports accounted for 98.4% of the market, or 2.1 billion pairs, and U.S. production amounted to 1.6%, or only 35.2 million pairs. Importation is well established. In 1968, imports represented 21.4% of the total market. By 1995, the share of imports had increased to 86.5%. According to the same study, it took 25 years for U.S. shoe consumption to increase from 1 billion to 2 billion pairs.

Footwear composition is generally categorized as non-rubber and rubber. U.S. consumption of non-rubber shoes in 2004 totaled 1.78 billion pairs, or 83.5% of all footwear purchases. Total sales of rubber shoes represented 320.3 million pairs, or 14.8% of new purchases. In the non-rubber category, where we are positioned, the 1.84 billion pairs purchased in 2004 are broken down as follows: Men’s (232.6 million); Men’s Work (36.6 million); Women’s (819.0 million); Juveniles’ (260.0 million); Athletic (361.9 million); Slippers (127.6 million); and Others (9.8 million). Of all shoes purchased in the United States in 2004, according to the American Apparel and Footwear Association, 82.1%, or 1.8 billion pairs, were manufactured in China.

The ratio of purchases of women’s non-rubber shoes to men’s non-rubber shoes is approximately 3.52 to 1.0 or 819.0 million pairs versus 232.6 million pairs. And, according to figures from Mediamark Research Inc., a New York City-based market research firm, nearly 8 in 10 women (79%) say they are the principal shopper in their household.

According to the leading consumer and retail information company, The NPD Group, women’s total footwear sales in 2005 topped $20 billion for an increase of 8% over 2004. The total fashion footwear segment posted an 11% increase in dollar sales in 2005. The dress casual shoe was a hot growth category for both men and women in the fashion footwear segment (source: The NPD Group).

The Bureau of Economic Analysis also estimates that in 2003, footwear accounted for 0.65% of personal consumption expenditures, 2.30% of non-durable goods purchases, and 16.50% of wardrobe (clothing and shoe) purchases. Footwear retail prices fell 6.6% between 1998 and 2003, while overall retail prices rose 12.9% during the same period. This trend is even more evident when viewing a longer span of time. The Consumer Price Index (CPI) registered 184.0 in 2003, versus a base of 100.0 for 1982-1984. By comparison, the Footwear Price Index registered only 119.3 in 2004.

Consumers buy apparel and footwear from a variety of retail outlets. In 2002, discount stores accounted for 31% of apparel sales; specialty stores, 25%; department stores, 19%; and national chains, 16%, according to data from NDP Group. The remaining 9% was sold through mail order, the Internet, factory outlets, and other means.

The women’s dress footwear market is comprised of various categories, based upon retail price points. The categories are: 1) “Couture” or “Collection,” which is the top of the line and retails for $300 or more; 2)”Bridge,” which has a designer look but is less expensive, from $99 to $139; 3) “Moderate,” in the price range of $69 to $89; and 4) “Mass Merchant,” which retails for under $69. Most of the large department stores have centralized purchasing for couture, salon, bridge and moderate lines, and a different buyer oversees each distinct category. Away from the larger stores, shoe lines are often classified as “couture,” and “bridge,” which includes both bridge and moderate.

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

BRAND LICENSING PRACTICES

As of December 31, 2005, we entered into exclusive licensing agreements with designer brands Richard Tyler Couture, tyler, Richard Tyler, Oscar by Oscar de la Renta, and O Oscar by Oscar de la Renta. In the first quarter of 2006, we signed an exclusive worldwide licensing agreement with Bill Blass Limited for the brands Bill Blass Couture and Blass by Bill Blass and we signed an exclusive licensing agreement with designer Isaac Mizrahi for the currently available brand Isaac Isaac Mizrahi brand and a new couture brand. Each of our brand managers is responsible for the product development, marketing, sales growth and profitability of his or her brand. The licenses generally provide for payment of royalties based upon sales.

Oscar License

Our license agreement with Oscar de la Renta, Ltd. was entered into as of January 24, 2005, and grants us certain exclusive licensing rights in the O Oscar and Oscar by Oscar de la Renta trademark logos. The Oscar license grants us an exclusive license to use designs, patterns, sketches, colors, materials, fabrics, quality and packaging, and the construction/manufacturing standards embodied therein, with respect to women’s footwear of all kinds and either furnished or approved by Oscar de la Renta, Ltd., bearing the Oscar trademarks. The Oscar license also grants us an exclusive license to use the Oscar trademarks for the manufacturing, sourcing, advertising, promotion, sale and distribution of women’s footwear of all kinds (as approved by Oscar de la Renta, Ltd.). The Oscar License is limited to the United States (excluding duty-free or tax-free shops, diplomatic or consular sales, airline supplies, or ship’s stores). The license expires on June 30, 2010, with two renewal terms of 3 years each subject to not-defaulting on the agreement and satisfying certain minimum net sales requirements. The Oscar license also grants us certain rights of first refusal with respect to use of the Oscar trademarks on women’s footwear of all kinds outside of the United States. In exchange, we have certain obligations to market and sell women’s footwear bearing the Oscar trademarks. We are required to pay royalties equal to 8% of net sales, with minimum required royalty payments starting at $180,000 and increasing each year up to $1,000,000 annually.

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

Blass License

We entered into two worldwide (other than Japan) licensing agreements with Bill Blass Limited to design, manufacture and distribute women’s footwear under the brand names Blass by Bill Blass and Bill Blass Couture. The Bill Blass Couture will retail at price points starting at $500 and target upscale women who invest in their wardrobes. Blass by Bill Blass will be a secondary collection and be targeted at a broader audience. Both the Bill Blass Couture and the Blass by Bill Blass brands were launched in February 2006 at the World Shoe Association show in Las Vegas. In 2005, Bill Blass was listed in the top 10 of The WWD Book of Lists “The Names They Know” which recognizes consumer awareness of designers. The licenses expire on March 31, 2011, with a five-year renewal option. The Company is required to pay royalties and fees equal to 7% of net sales annually, with certain annual minimum guaranteed royalty and fees starting at $70,000 and increasing each year up to $210,000 annually in the sixth through tenth year.

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

Product Lines

Our products span the moderate-to-premium-priced categories of the women’s footwear market, with suggested retail pricing from $60 to $700. Our top of the line “couture” shoes can retail for $400 and up, our “salon” line will sell for $300 to $600, our bridge line retails for $88 to $125, and our moderate line carries suggested retail prices in the range of $60 to $99. These styles include dress boots, dress comfort shoes, dress flats, dress sandals, dress casuals, dress shoes and pumps.

Designers

According to the Oscar de la Renta web site, the designer is most famous for dressing such nobles as the Duchess of Windsor and Jacqueline Kennedy Onassis. Oscar de la Renta has also made a name for himself by dressing many First Ladies, including Nancy Reagan, Hillary Clinton and Laura Bush. His name is on everything from perfumes to Barbie dolls to fine china. Although he is famous for evening wear and lavish coats, de la Renta’s collections are popular with youthful socialites and celebrities. His trademark looks are rich, spicy colors (like deep red), exotic flourishes (such as embroidery, fringes or sequins), ruffles, fur and tactile interest (nubby sweaters, silks, roughing and lace). In 2004, Oscar de la Renta was ranked number 10 by Women’s Wear Daily on the list of top designers by consumer awareness. O Oscar is created from the romance inherent in the Oscar de la Renta collection and captures the designer’s love of color and luxurious design. This brand is for women who love the look of couture but only seek out fashion that is affordable and does not compromise quality. This dress casual line appeals more to younger women who are price conscious. Oscar by Oscar de la Renta is a line of designer footwear for the modern woman’s lifestyle, energy and level of sophistication. It is distinguished by luxury and signature flare at more affordable prices. The consumer of Oscar is a woman, 18 to 60 years old, who is looking for well-known brands at affordable prices.

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

Richard Tyler Couture is a collection of stylized shoe designs that completes a sophisticated and tailored head to toe look, for which the designer is known. The current Richard Tyler’s women’s line focuses on impeccable tailoring, attention to detail and flawless style. A master tailor, Richard continues to emphasize quality, construction, and fit melding the best of American design and the European couture tradition. Richard Tyler Couture is our top line and it incorporates high fashion, fantasy and celebrity allure with an everyday elegance. These shoes appeal to fashion savvy women who shop exclusively within designer collections. The casual line appeals more to younger women who are price conscious. tyler. is a shoe line in which a more trend-setting, irreverent and edgy perspective is offered. These affordable, higher fashion and fun shoes demand attention as they use fresh materials and eye-catching designs. tyler. is for the hip, directional woman who is on the cutting edge of fashion and is seeking affordable designer labels.

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

Mizrahi established his first clothing business in 1987 and has since received three CFDA Designer of the Year awards. In 2003, he launched a collection of women’s sportswear and accessories at Target stores while simultaneously debuting a couture line exclusively for Bergdorf Goodman. Isaac Mizrahi, an internationally-known designer, is famous not only for his classic yet playful designs, but also for his work in movies and television. A household name, he currently has his own television show on The Style Network and co-hosts red carpet events on E!.

Couture Lines

The couture lines include Bill Blass Couture manufactured in Italy and priced at $500 and up and Richard Tyler Couture made in Brazil and priced at $250 to $700.

Bridge Lines

Oscar by Oscar by Oscar de la Renta is manufactured in Brazil and priced at $150 to $275. Isaac Isaac Mizrahi is made in Italy and priced at $88 to $125.

Moderate / Better

O Oscar is priced at $85 to $120 and is made in China. Blass Bill Blass is priced at $60 to $95 and manufactured in China. The tyler, Richard Tyler brand is manufactured in China and is priced at $120 to $150.

Other Licenses

We also own the licenses for two additional Bill Blass lines, Blassport and Bill Blass Collection. We intend to launch these two lines in 2007.

Product Design and Development

We employ separate design and development teams for each of our product lines. We believe this approach results in a more responsive design and product development process that minimizes new product introduction lead times. Our sales management and marketing departments will actively participate in the design and product development process by collaborating on opportunities related to new styles, patterns, design improvements and the incorporation of new materials. We incurred design and product development costs of approximately $1,686,000 in 2006 and $440,000 in 2005 and such amounts have been included in selling, general and administrative expenses.

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

MANUFACTURING

We source products entirely through independent foreign third-party manufacturing facilities. We provide independent manufacturers with detailed specifications and quality control standards. We source footwear products from Italy, Brazil and China, with most manufacturing taking place in China. This shift is based almost entirely on the lower cost of production, including materials and labor, in China. The other major advantage of China is that all trade with the Company is U.S. dollar based, so the currency risk is minimized. In the case of Italy, payment occurs in Euros and therefore involves currency risk as the Euro fluctuates against the dollar and some currency risk in Brazil. There were no significant gains or losses related to the fluctuations during the years ended December 31, 2006 and 2005.

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

Our outsourced manufacturing model enables us to scale production and sales with minimal fixed capital requirements. The time between order placement and fulfillment averages 90 to 120 days. Thirty days prior to the shipment of the goods, we issue a letter of credit (in U. S. dollars) to the factory or agent for the amount of the shipment.

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

SALES AND DISTRIBUTION

We employ eight full-time sales people and a National Vice President of Sales who are situated strategically in the market place. We sell our shoe lines to many major department stores, mail order companies, and specialty footwear and apparel retailers. In 2006, our largest customers, in order of sales volume, were T J Maxx, Town Shoes Limited, Saks Fifth Avenue, Bloomingdales, Zappos.com, Loehmann’s, DSW Inc., and specialty clothing and shoe stores. We avoid granting restricted or exclusive product sale arrangements because we feel that profitability across product lines requires the greatest number of outlets.

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

We compete directly with designers who design and manufacture their own footwear, as well as with other footwear companies who license the rights to design and manufacture designer footwear. Manolo Blahnik and Jimmy Choo are examples of well known designers who design their own products. These designers are not lifestyle design labels (i.e., apparel and related products) but rather only design footwear. Some lifestyle brands also design and manufacture their own footwear, such as Burberry. We hope to target major lifestyle design brands and obtain licenses to design and manufacture footwear. Many such brands are already licensing such design and manufacture rights to other companies. Louis Vitton (LVMH) is the licensee for Marc Jacobs (and formerly was a licensee for Richard Tyler) and Fendi footwear. BCGB Girls has licensed footwear design and manufacturing rights to VCNM LLC, a privately held company. Brand names such as Dr. Sholl’s and Carlos Santana have licensed footwear design and manufacturing rights to a footwear company named Brown Shoe Company. In the case of Cole-Haan, rather than obtain license rights Nike acquired the entire company and now designs and manufactures footwear under the Cole-Haan brand.

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

MARKETING AND ADVERTISING

We conduct no marketing or advertising for ourself outside of attending trade shows. All marketing and advertising dollars are spent on behalf of our licensed brands. We advertise and promote our various brands through a variety of methods, including product packaging, print advertising in trade publications, co-op advertising with existing retail customers, and direct consumer marketing. Additionally, our employees attend tradeshows and mingle with retail customers seeking buyers for our licensed products. These venues provide a platform for the unveiling of new products and an important source of pre-season orders. We have also enjoyed considerable success in having both established and break out celebrities wear our shoes, which correlates to extensive coverage in high fashion and celebrity-focused media outlets.

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

EMPLOYEES

We have 31 full-time employees. None of our employees is represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relationships with our employees to be good.

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

Our business prospects are difficult to predict because of our limited operating history, early stage of development and unproven business strategy. Since our exchange reorganization and merger, effective as of August 19, 2005, we are involved in the designing, developing and marketing of women’s dress footwear. Although management believes that our footwear products have significant profit potential, we may not attain profitable operations and our management may not succeed in realizing our business objectives.

WE HAVE AN ACCUMULATED DEFICIT OF $22,747,667 AS OF DECEMBER 31, 2006 AND HAVE RECEIVED A “GOING CONCERN REPORT” FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have incurred significant net losses for the past few years, including a net loss of $14,691,213 in 2006. As of December 31, 2006, we had an accumulated deficit of $22,747,667. These losses have resulted principally from expenses incurred for selling, general and administrative, payroll, minimum royalty payments and interest. To date, we have not yet generated sufficient recurring revenues. We anticipate that we will continue to incur substantial operating losses based on projected sales revenues less manufacturing, general and administrative and other operating costs for an indefinite period of time. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future, notwithstanding any anticipated revenues we may receive when our products are introduced to markets, due to the significant costs associated with the development and marketing of our products. No assurances can be given when we will ever be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to their report issued in connection with the financial statements for each of the years ended December 31, 2006, and 2005 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE MAY REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

At December 31, 2006, we had cash on hand of $131,907 and we used cash in operations of $8,615,187 during the year then ended. We will need additional funds to continue our operations, and such additional funds may not be available when required. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and equity and debt financings. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares. If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

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

OUR BUSINESS COULD SUFFER IF WE NEED TO ADD OR REPLACE MANUFACTURERS.

Although we design and market our products, we outsource manufacturing to third party manufacturers. Outsourcing the manufacturing component of our business is common in the footwear industry and we compete with other companies for the production capacity of our manufacturers. Because we are a small enterprise and many of the companies with which we compete have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. We currently outsource our production to eight manufacturers. If we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

OUR BUSINESS COULD SUFFER FROM THE FINANCIAL INSTABILITY OF OUR CUSTOMERS.

We sell our products primarily to retail and distribution companies in the United States on open account with 30 to 60 day payment terms. In foreign markets, we try to obtain a letter of credit or wire transfer upon shipment, but these arrangements are not always possible. Financial difficulties with a customer could result in serious losses for our company.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly John Hanna, our co-founder and chief executive officer, Oscar Valencia, our Vice-President of Sales, and Christopher Wyatt, our Director of Marketing to formulate and implement our business plan. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the footwear industry and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of our business goals and could have a material adverse effect on us.

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

Substantially all of our net sales during 2006 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and certain couture lines manufactured in Italy and Brazil. Foreign manufacturing is subject to a number of risks, including:

•	political and social unrest, including our military presence in Iraq;
•	changing economic conditions;
•	currency exchange rate fluctuations;
•	international political tension and terrorism;
•	work stoppages;
•	electrical shortages;
•	transportation delays;
•	loss or damage to products in transit;
•	expropriation;
•	nationalization;
•	the imposition of tariffs and trade duties both international and domestically;
•	import and export controls and other non-tariff barriers;
•	exposure to different legal standards (particularly with respect to intellectual property);
•	compliance with foreign laws; and
•	changes in domestic and foreign governmental policies.

In particular, because most of our products are manufactured in China, adverse change in trade or political relations with China or political instability in China would severely interfere with the manufacture of our products and would materially adversely affect our operations. Foreign manufacturers may be more susceptible to electrical shortages than U.S. manufacturers, which may cause them, in some cases, to shut down production at least one day a week. These electrical shortages may extend the production time necessary to produce our orders, and there may be circumstances in the future where we may have to incur premium freight charges to expedite product to our customers. If we incur a significant amount of premium charges to airfreight product for our customers, our gross profit will be negatively affected if we are unable to collect those charges.

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

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE ANY RETURN ON AN INVESTMENT IN OUR COMMON STOCK.

We plan to use any of our earnings; to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on investment in our common stock would derive from an increase in the price of our stock, which may or may not occur.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET MAY DEPRESS OUR STOCK PRICE.

As of March 31, 2007, we have 24,887,063 shares of common stock outstanding. We are obligated to file a registration statement covering shares issued in a private placement as well as other shares and upon effectiveness of that pending registration statement at least 9,500,000 shares will be freely tradable without restriction or further registration under the federal securities laws, subject in some cases to volume and other limitations.

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

Two of our officers and directors, John Hanna and Christopher Wyatt in the aggregate, beneficially own approximately 48% of our common stock. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

Item 3. Legal Proceedings

Willam Bradhan and Richard Traweek v. The Fashion House, Inc., John Hanna

This matter was filed October 26, 2005 in Los Angeles County Superior Court as Case No. BC341968. Plaintiffs William Bradham and Richard Traweek have filed a complaint seeking damages for breach of contract and fraud against defendants regarding oral arrangements with the Company’s subsidiary. The complaint indicates that damages, including prejudgment interest, punitive damages and costs of suit, are to be determined. In March of 2007, a judgment against the Company was made but not entered in the amount of $400,000. The Company is in the process of negotiating a reduced settlement and expects that the matter can be resolved. If an agreeable settlement can not be reached, the Company will consider appealing the judgment. At December 31, 2006, the Company has accrued $300,000 related to this matter.

Nikki DeLaTorre v. The Fashion House, Inc., John Hanna, Tom Anzures, DOES 1-10, was settled for $25,000 in September 2006.

Isometric Exhibit, Inc. v. The Fashion House, Inc. and DOES 1 to 10, was settled for $17,500 in October 2006.

Artful Mind Complaint

On March 6, 2007, The Fashion House Holdings, Inc. (the “Company”) was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 in the Supreme Court of the State of New York County of New York, alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Pursuant to the Settlement Agreement regarding late delivery of product, the Company agreed to pay Artful Mind a total sum of $739,000 for the procurement and manufacturing of shoes. The Company was to pay the $739,000 as follows: (i) $148,000 on execution of the agreement; (ii) $148,000 on October 30, 2006; $148,000 on November 30, 2006; $148,000 on December 30, 2006; and $148,000 on January 30, 2007. Based on the event of a default, of not timely paying the final two payments, which was not cured within 14 days of the date payment was due, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. The Company has included the $295,000 due as accounts payable and accrued expenses in the accompanying consolidated balance sheet.

In addition, we are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2006, we were not a party to any material litigation, claim or suit whose outcome we believe have a material effect on our financial statements, other than the cases discussed above.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

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

	High	Low
Fiscal Year 2005*
Third Quarter**	$1.45	$0.70
Fourth Quarter	$1.25	$0.70

Fiscal Year 2006
First Quarter	$2.35	$0.97
Second Quarter	$1.90	$0.60
Third Quarter	$0.73	$0.25
Fourth Quarter	$0.55	$0.15

*   Trading in TDIH, our predecessor, was limited prior to August 29, 2005 and therefore has not been included.
** From August 29, 2005, the first trading date after completion of the merger.

As of December 31, 2006, there were approximately 489 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Warrants

During the year ended December 31, 2006, the Company issued a warrant to purchase 50,000 shares of restricted common stock to a consultant in connection with the performance of consulting services. The warrant was valued at $28,000 (based on the Black Scholes option pricing model), has an exercise price of $1.00, vested upon grant and expires in December 2016.

Effective December 20, 2006, the Company entered into an amended credit enhancement agreement with Westrec, in which, among other things, Westrec agreed to extend its guarantee on behalf of the Company to amounts owed to a bank and include its guarantee on amounts owed to CIT, the Company’s factor. In exchange for the additional concessions, the Company modified the warrants originally granted to Westrec to increase the number of warrants granted from 5,000,000 to 9,000,000 and decrease the exercise price from $0.65 to $0.40 and extended the maturity date to September 2007.

During the three months ended December 31, 2006, the Company issued warrants to purchase an aggregate of 660,000 shares of the Company’s common stock in connection with liquidated damages clauses of certain registration rights agreements, and in connection with the issuance of notes payable. The warrants vested upon grant, have exercise prices ranging from $1.00 - $1.25 and expire through 2016.

The issuance of securities described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

In this document, the words “we,” “our,” “ours,” and “us” refer to The Fashion House Holdings, Inc. and our wholly-owned subsidiary The Fashion House, Inc., a Delaware corporation. The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report.

We were originally incorporated in Colorado as Kimbell - deCar Corporation on April 22, 1986. Kimbell - deCar Corporation’s business failed in 1990 and Kimbell - deCar Corporation was inactive beginning in 1990. At that time, Kimbell - DeCar Corporation had nominal business activities and could be considered a “shell company.”

On March 31, 2000, Kimbell - deCar Corporation and YGCD Assets, Inc., a Colorado corporation, entered into a Share Exchange Agreement (the “Exchange Agreement”). As a result of the share exchange, effective as of April 20, 2000, Kimbell - deCar Corporation acquired 100% of the issued and outstanding shares of YGCD Assets, Inc. in exchange for approximately 12,113,489 shares of Kimbell - deCar Corporation’s common stock, and the cancellation of 2,400,000 shares. The shares of Kimbell - deCar Corporation’s common stock acquired by the shareholders of YGCD Assets, Inc. represented approximately 96% of Kimbell - deCar Corporation’s common stock issued and outstanding after the consummation of the exchange. On April 20, 2000, Kimbell - deCar Corporation changed its name to TangibleData, Inc. Its purpose was to develop and provide services that help businesses publish, archive and distribute data on recordable compact discs.

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

The Company entered into an agreement in June of 2005 with Brookstreet Securities Corporation (“BSC”), a NASD member investment banker based in Irvine, California, as its placement agent and financial consultant to sell newly issued common stock at $1.00 per share for a total offering from a minimum of 2,500,000 shares to a maximum of 8,500,000 shares (the “PPM”), as amended, in order to raise minimum capital of $2,175,000 to maximum capital of $7,395,000, net of expenses. In addition, investors receive warrants, which immediately vest, to purchase shares of the Company’s common stock at an exercise price of $1.25 per share in an amount equal to 50% of the number of shares purchased. The Company agreed to pay BSC an 8% retail sales commission, a 2% non-accountable marketing allowance and a 3% non-accountable expense allowance and warrants to purchase an amount of the Company’s common stock equal to 15% of the common stock sold in the PPM. All warrants issued to the Managing Dealer carry an exercise price of $1.00, with cashless exercise provisions.

The Company completed the private placement in June of 2006 with the total sale of 8,014,732 shares of common stock for proceeds of $6,819,253, net of commissions, fees, and expenses aggregating $1,520,479.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 and 2005 financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Overview

We design, develop, and market a diversified selection of women’s dress and casual fashion footwear with an emphasis on celebrity appeal, style, quality, and fit. We target moderate to premium priced categories of the women’s fashion footwear market. Our business centers on the licensing of recognized brand names. The practice of licensing, or the leasing of trademarked or copyrighted entity, including name, likeness, logo, graphic, saying, signature or character, has become an increasingly common practice among apparel and footwear companies, and the licensee typically pays royalties based upon product sales. We sell over 100 different styles of designer footwear through independent retailers, specialty retailers and better department stores. Our licensed brands in 2005 included Richard Tyler Couture, tyler Richard Tyler. Oscar by Oscar de la Renta and O Oscar by Oscar de la Renta licenses were signed in 2005, but sales of the Brand began in 2006.

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

The Company issues letters of credit in favor of the manufacturers. The Company imports goods and pays the related costs of import and delivery, and forwards the goods to a public warehouse where the merchandise is held for shipment to customers.

On November 13, 2006, the Company entered into an amended and restated factoring agreement with CIT Commercial Services. The Company agreed to sell and assign to CIT all accounts arising from the sale of inventory, including those under any trade name, through any divisions, and through any selling agent. At the Company’s request, and at CIT’s sole discretion, CIT may advance funds to the Company at up to 80% of the factor risk accounts. The advance request form must be fully executed by the Company and Westrec Capital Partners, LLC. Interest is charged based on the daily debit balances in the funds in use account for the month, at a rate equal to the greater of the sum of 2% plus the J P Morgan Rate, or 6% per annum.

Management is actively seeking additional financing by issuing equity or a combination of equity and debt financing from new shareholders and/or lenders in 2007. If the planned financings are obtained, the Company believes it will generate adequate cash to sustain operations at current levels until it begins to operate profitably. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to reach and sustain profitable operations.

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

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales for the year ended December 31, 2006 were $9,391,326, an increase of $7,746,852 or 471%, from 2005 net sales of $1,644,474. The increased net sales of $7,746,852 was partially attributable to the launching of 5 new brands in 2006 contributing the following net sales; O Oscar by Oscar de la Renta $2,112,541, Isaac Isaac Mizrahi $1,896,816, Blass by Bill Blass $1,146,290, Oscar by Oscar de la Renta $482,900, Bill Blass Couture $20,931. Additionally, tyler Richard Tyler brand contributed $2,483,444 to the increased net sales, with net sales of $3,508,865 in 2006 compared to net sales of $1,045,864 in 2005. And a new Private Label business contributed $222,983 in 2006. The 2005 net sales included $598,610 for the liquidation of the Nicole Miller remaining inventory after the sale of the license

Gross profit for 2006 was $1,920,066 or 20.4% of net sales, compared to a gross profit of $256,154 or 15.6% of net sales in the same period last year. The low gross profit margin in 2006 of 20.4% was caused primarily by late deliveries of product from our Chinese suppliers, which forced us to significantly discount wholesale prices to our customers and the need to air freight some of the shipments to the US. The low gross profit in 2005 was caused by the liquidation of the Nicole Miller remaining inventory.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $9,558,216 in the year ended December 31, 2006 from $5,337,989 in 2005, for an increase of $4,220,227. The increase in operating expenses is attributable primarily to an increase in payroll costs of $1,439,798 as the result of building a sales staff and additional administrative staffing. Cost of samples increased by $653,126 and design expense increased by $583,093 in support of the additional brands. Travel expense increased by $399,093, warehouse and shipping increased by $214,835 which is associated with the increased sales. Royalty fees increased to $747,115 in the year ended December 31, 2006 from $432,500 incurred in 2005, for an increase of $314,615 or 72.7%. The increase in royalty fees is attributable to the additional licensed brand sales in 2006.

Interest expense was $7,052,263 for the year ended December 31, 2006 compared to $1,688,409 for the year ended December 31, 2005. The increase in 2006 of $5,363,854 is due to the amortization of the fair value of the warrants associated with certain notes payable.

Derivative Financial Instruments

In connection with the issuance of warrants with certain notes payable, we were required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, we will be required to issue certain holders of convertible notes a number of warrants equal to 130,000 for each subsequent 30-day period that such registration statement has not been filed. Also, we will be required to issue the holders of convertible notes a number of warrants equal to 130,000 for each 30-day period following the Effectiveness Deadline. We did not file the required registration statement until July 28, 2006. In addition, we were required to include the warrants issued to the placement agent for the private placement in such registration statement. We determined that the registration rights were an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments required that we record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was to be recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we would record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, we would record non-operating, non-cash income.

In December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. In accordance with the provisions of FSP EITF 00-19-2, we have elected early adoption and have reclassified our warrant liability to equity. Accordingly, there was no current year income/expense associated with such warrants.

The net loss of $14,691,213 in the year ended December 31, 2006 compared to net loss of $6,987,044 for the year ended in 2005 was primarily due to operating expenses of $9,558,216, interest expense of $7,058,312, and the low gross margin of $1,920,066 or 20.4%.

Liquidity and Capital Resources

During the year ended December 31, 2006, our net cash position increased by $55,227 to $131,907. We used $8,615,187 in operating activities, and used $251,375 in investing activities. Our financing activity provided cash of $8,921,789.

Net cash used in operating activities for the year ended December 31, 2006 of $8,615,187 was an increase of $4,213,057 from the $4,402,130 used in operating activities in the year ended December 31, 2005. The increase in the funds used in 2006 was primarily due to the net operating loss of $14,691,213 incurred, and increase in accounts receivable and inventory because of the increased sales.

Our investing activities consisted mainly of the purchase of property and equipment for the 2006 period for a net use of $251,375. In the 2006 period, the net cash provided by financing activities was $8,921,789 primarily from the issuance of common stock in the private placement of $4,187,762, borrowing on the line of credit of $3,973,424, and net advances from factor of $1,245,789.

Financing Activities

On September 18, 2006, the Company entered into a Master Revolving Note (the “Note”) with a Bank to borrow from time to time, at the Lender’s discretion, up to an aggregate of $5.0 million, payable in whole or in part upon demand, at a per annum rate equal to the Lender’s prime rate plus 1% per annum secured by deposits with the Lender. The Note replaces previous borrowings during 2006. Upon default, the Company is required to pay an additional 3% interest per annum. In connection with entering into the Note, the Company entered into a Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee the Company’s obligations existing on or before the date that is the earliest of (i) 180 days following the closing of the Note with the Lender, (ii) the termination of Guarantor’s obligations, or (iii) the Borrower’s repayment in full of the amounts outstanding under Note, as defined. Additionally, pursuant to the terms of the Credit Enhancement Agreement, the Company has agreed to pay the following fees: upon any issuance of a letter of credit by the Lender that is guaranteed by a Guarantor, the Company will pay Westrec 2% of the face amount of the letter of credit; as long as any amount is outstanding on the Note that is guaranteed by a Guarantor, revolving line-of-credit based fees equal to the difference between (a) the sum of 20%, plus (if applicable) the Default Increase (as noted above), or (b) the sum of the Lender’s prime rate plus 11.75% per annum, plus (if applicable) the Default Increase (as noted above). In addition, the Company pays a monthly credit monitoring fee of $5,000 for each calendar month up to and including the month of termination. Any payments that are deemed late are subject to an additional fee of 5% of each such late payment.

Effective December 20, 2006, we entered into an amended credit enhancement agreement with Westrec, in which, among other things, Westrec agreed to extend its guarantee on our behalf to amounts owed to a bank and include its guarantee on amounts owed to CIT, our factor (see Note 2). In exchange for the additional concessions, we modified the warrants originally granted to Westrec to increase the number of warrants granted from 5,000,000 to 9,000,000 and decrease the exercise price from $0.65 to $0.40 and extended the maturity date to September 2007. No previously unvested warrant shares will vest after the termination of the Credit Enhancement Agreement. Furthermore, the maximum number of warrant shares vested will not exceed an amount equal to the product of (A) the highest amount of aggregate principal owed under the Note previously outstanding and (B) the aggregate percentage of Warrant shares vested, it being the intention that the maximum number of Warrant shares that can vest will be the lesser of 9,000,000 or the number equal to the number of dollars in the highest draw amount under the Note. Based on management’s best estimate, the holder will vest in all 9,000,000 shares.

In addition, if the termination of the Credit Enhancement Agreement does not occur on the dates below, then the number of shares underlying the Warrant will be increased in the following amounts, which shares will be immediately vested: (i) an additional number of shares equal to 3% of the shares vested on the 180th day following the closing of the Note, plus (ii) an additional number of shares equal to 5% of the shares vested on the 210th day following the closing of the Note is not terminated, plus (iii) an additional number of shares equal to 10% of the shares vested under the on the 270th day following the closing of the Note plus on each 30 days thereafter until the termination of the Credit Enhancement Agreement occurs. If we issue equity securities with a purchase price less than the current exercise price of the Warrant, then the exercise price of the Warrant will be reduced to such amount and the number of shares underlying the Warrant will be increased accordingly.

On February 27, 2007, we amended our Master Revolving Note (the “Note”) dated September 18, 2006, to increase our borrowing from an aggregate of $5.0 million to $6.5 million, payable in whole or in part upon demand at a per annum rate equal to the Lender’s prime rate plus 1% per annum secured by deposits with the Lender. The note replaces previously issued notes by the bank. Upon default, we are required to pay an additional 3% interest per annum. At February 28, 2007, we owed approximately $5,680,000 under the note, and had approximately $820,000 of available borrowings.

In May 18, 2006 we entered into a factoring agreement with CIT Commercial Services which is a notification, collected funds, non-borrowing factoring arrangement that has a commission rate of 1% up to $10 million and 0.9% in excess of $10 million. The term is for 2 years with 60 days prior notification.

On November 13, 2006, we entered into an amended and restated factoring agreement with CIT Commercial Services. We agreed to sell and assign to CIT all accounts arising from the sale of inventory, including those under any trade name, through any divisions, and through any selling agent. At our request, and at CIT’s sole discretion, CIT may advance funds to us at up to 80% of the factor risk accounts. The advance request form must be fully executed by us and Westrec Capital Partners, LLC. Interest is charged based on the daily debit balances in the funds in use account for the month, at a rate equal to the greater of the sum of 2% plus the J P Morgan Rate, or 6% per annum.

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

Licenses

In the first quarter of 2006, we acquired rights to use four trademarks as evidenced by a licensing agreement entered into with Bill Blass Limited to design, manufacture and distribute women’s footwear under the brand names Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection. The agreements expire in March 2011, with an automatic extension through 2016. Under the licensing agreement, we agreed to pay the greater of 7% of net sales of the licensed products or guaranteed minimums ranging from $105,000 to $397,500 per annum. The licensor may terminate the licensing agreement upon event of default, as defined.

In March 2006, we acquired rights to use two trademarks as evidenced by a licensing agreement entered into with Isaac Mizrahi to design, manufacture and distribute women’s footwear under the brand names Isaac Isaac Mizrahi and a new couture brand. The agreement expires in March 2011, with an automatic extension through 2016. Under the licensing agreement, we agreed to pay the greater of 8% of net sales of the licensed products or guaranteed minimums ranging from $88,750 to $350,000 per annum. The licensor may terminate the licensing agreement upon event of default, as defined.

As of December 31, 2006, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon event of default, as defined.

Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2007	$1,200,000
2008	1,510,000
2009	1,935,000
2010	1,625,000
2011	1,748,000
$8,018,000

During 2006, the Company incurred expense approximating $747,000 on the above licenses.

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

We issue letters of credit in favor of the manufacturers in accordance with the information provided by us and the manufacturer. We import the goods and pay the import and delivery costs and forwards the goods to a public warehouse. Goods are held by us at a public warehouse until the customers requested ship date. We arrange and maintain the Goods while in our warehouse at our expense. The Company has title to the Goods when shipped from the manufacturer and in the public warehouse.

Revenue is recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The Factor approves credit to the customers on the factored sales and charges us 1% of sales.

Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by us for the imported goods are recorded in cost of sales.

Stock-Based Compensation

As of December 31, 2006, we have not issued any share based payments to our employees.

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

The adoption of SFAS No. 123(R)’s fair value method will have a negative impact on our results of operations if we grant share-based payments to our employees in the future, although it will have no impact on our overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.

Derivative Financial Instruments

In connection with the issuance of warrants with certain notes payable, the Company was required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”). In addition, the Company will be required to issue certain holders of notes warrants for each subsequent 30-day period that such registration statement has not been filed. Also, the Company was required to issue the holders of certain notes a number of warrants for each 30-day period following the Effectiveness Deadline. On July 26, 2006, the Company filed the required registration statement. The Company’s registration statement became Effective on January 17, 2007. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of Emerging Issues Task Force (“ EITF ”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

In December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

In accordance with the provisions of FSP EITF 00-19-2, we have elected early adoption and have reclassified our warrant liability to equity. Under FSP EITF 00-19-2, the warrants issued subject to a registration rights agreement are accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration rights agreement. As of January 1, 2006, the Company reclassified the warrant liability of $904,000 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. In recording the reclassification entry, the Company credited $688,000 to common stock which represents the estimated fair value of these warrants on the date of issuance and a credit to accumulated deficit of $216,000 which represents the difference between the estimated fair value of these warrants at the date of issuance and the estimated fair value as of December 31, 2005.

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

Item 7. Financial Statements

Our Consolidated Financial Statements, including the Notes thereto, together with the report of independent registered public accounting firm thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2006
Consolidated Statements of Operations for years ended December 31, 2006 and 2005
Consolidated Statements of Cash Flows for years ended December 31, 2006 and 2005
Consolidated Statements of Stockholders’ Deficit for years ended December 31, 2006 and 2005
Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8/A. Controls and Procedures

Our independent registered public accounting firm has reported to our Board of Directors certain matters involving internal controls that they considered to be reportable conditions and material weaknesses, under standards established by the Public Company Accounting Oversight Board.

•
The implementation of adequate controls over the financial closing and reporting process, including controls over disclosures, non-routine transactions and significant estimates. Specifically, these deficiencies were primarily attributable to (1) inability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. In recent years, we have consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles, and (2) lack of comprehensive documentation of accounting policies and procedures.

We are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions.

Changes in Internal Controls

The Company, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our consolidated financial statements as of December 31, 2006 and 2005 and for the years then ended fairly present in all material respects our financial condition and results of operations.

There were no other changes to the internal controls during the fourth quarter ended December 31, 2006 that have materially affected or that are reasonably likely to affect the internal controls.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Item 8/B. Other Information

None.

PART III

Item 9. Directors, Executive officers, Promoters and control Persons; Compliance with Section 16(a) of the Exchange Act.

MANAGEMENT

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment and significant employees of the Company as of December 31, 2006:

Name	Age	Position Held	Initial Election or Appointment Date
John Hanna	49	Chairman, President, and Chief Executive Officer	August 19, 2005
Michael McHugh	60	Chief Financial Officer	NA
Christopher Wyatt	43	Director	August 19, 2005
Alan F. Broidy	51	Director	August 19, 2005
Joseph J. McCann, Jr.	66	Director	August 19, 2005
Oscar Valencia	53	Group President, Sales	NA
Daniel Amado	54	Group President, Creative	NA

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

•
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

•	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

•
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

ALAN F. BROIDY. Mr. Broidy was appointed to our Board of Directors in November 2005. Mr. Broidy is a lawyer who specializes in bankruptcy law; he has his own law firm, Law Offices of Alan Broidy, for 15 years. Mr. Broidy is a member of the California Bar Association.

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

DANIEL AMADO. Mr. Amado joined the Company in November 2005 as Group President, Creative. Prior to joining us, Mr. Amado was Senior Vice President Product Development for Aerosoles, Inc. from 2000 to 2005. From 1990 to 2000, he served as senior Vice President of New Brands Division of the Brown Shoe Company. From 1985 to 1999, Mr. Amado was with Nine West Group were he held various senior positions in design and product development including Group President of the Selby Division.

OSCAR VALENCIA. Mr. Valencia joined the Company in January 2006 as Group President, Sales. Prior to that, Mr. Valencia held various senior positions in sales and sourcing in the shoe industry, including President of VIA International from 2001 to 2006. He was also Executive President of the Stride Rite Division of Tommy Hilfiger, Inc. from 2000 to 2001. From 1984 to 2000, he was with Etienne Aigner in various senior positions including Group President of the Wholesale Division.

Our board of directors currently consists of four members. Our bylaws will provide that our directors will be elected at each annual meeting of the stockholders. Their term of office will run until the next annual meeting of the stockholders and until their successors have been elected and qualified or until their earlier death, resignation or removal.

Our Corporate Governance Practices

We have always believed in strong and effective corporate governance procedures and practices. In that spirit, we have summarized several of our corporate governance practices below.

Adopting Governance Guidelines
Our board of directors plans to adopt a set of corporate governance guidelines to establish a framework within which we will conduct our business and to guide management in its running of the Company. The governance guidelines, once adopted, will be found on our website at www.thefashionhouseinc.com and are summarized below.

Monitoring Board Effectiveness
It is important that our board of directors and its committees are performing effectively and in the best interest of the Company and its stockholders. The board of directors and each committee are responsible for annually assessing their effectiveness in fulfilling their obligations.

Conducting Formal Independent Director Sessions	We are in the process of establishing a procedure in which the independent directors meet without our management or any non-independent directors.

Hiring Outside Advisors	The board and each of its committees may retain outside advisors and consultants of their choosing at our expense, without management’s consent.

Avoiding Conflicts of Interest
We expect our directors, executives and employees to conduct themselves with the highest degree of integrity, ethics and honesty. Our credibility and reputation depend upon the good judgment, ethical standards and personal integrity of each director, executive and employee. In order to provide assurances to us and our stockholders, we have implemented standards of business conduct which provide clear conflict of interest guidelines to its employees and directors, as well as an explanation of reporting and investigatory procedures.

Providing Transparency
We believe it is important that stockholders understand our governance practices. In order to help ensure transparency of our practices, we plan on posting information regarding our corporate governance procedures, once established, on our website at www.thefashionhouseinc.com.

Communications with the Board of Directors
Although we do not have a formal policy regarding communications with the board of directors, stockholders may communicate with the board of directors by writing to us at The Fashion House Holdings Attention: Investor Relations, 6310 San Vicente, Suite 275, Los Angeles, CA 90048. Stockholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

Standards of Business Conduct
The board of directors has not yet adopted a Code of Business Conduct and Ethics for all of our employees and directors, including the Company’s principal executive and senior financial officers. We hope to adopt such a code during 2007.

Ensuring Auditor Independence
We have taken a number of steps to ensure the continued independence of our independent registered public accounting firm. That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

General

The Compensation Committee of the Board of Directors is currently composed of two independent directors - Messrs. Broidy and McCann who have no “interlocking relationships” (as defined by the SEC).

We are engaged in highly competitive businesses and compete nationally for personnel at the executive and technical staff level. Outstanding candidates are aggressively recruited, often at premium salaries. Highly qualified employees are essential to our success. We are committed to providing competitive compensation that helps attract, retain, and motivate the highly skilled people we require. We strongly believe that a considerable portion of the compensation for the Chief Executive Officer and other top executives must be tied to the achievement of business objectives, completing acquisitions, and to business unit and overall financial performance, both current and long-term.

Executive Compensation

Our executive compensation program is administered by the Compensation Committee. The role of the Compensation Committee is to review and approve salaries and other compensation of the executive officers of the Company, to administer a the Long-Term Incentive Plan, and to review and approve stock option grants to all employees including the executive officers of the Company, if any.

General Compensation Philosophy

Our compensation philosophy is that total cash compensation should vary with our performance and any long-term incentive should be closely aligned with the interest of the stockholders. Total cash compensation for the executive officers consists of the following components:

•	Base salary
•	An executive officer bonus that is related to growth in our sales and operating earnings.

We currently have no other long-term incentive plans for our officers and employees.

Base Salary and Executive Officer Bonus Target

Chief Executive Officer Compensation

Current base salaries for the executive officers were determined by arms’ length negotiations with the Board of Directors. Mr. Hanna has an employment contract with the Company which sets a base salary as the Chief Executive Officer of $180,000 and, with respect to Mr. Hanna, for a bonus equal to 1% of net sales. During 2006 and 2005, Mr. Hanna waived such bonus.

Stock Options

The Company has not granted any stock options as of December 31, 2006.

Item 10. Executive Compensation

SUMMARY OF COMPENSATION

The following table summarizes all compensation received by our Chief Executive Officer for services rendered to us (including payments made by our predecessor, Fashion House, Inc.).

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARDS
John Hanna,	2006	$180,000
President and CEO (1)	2005	$180,000
Daniel Amado	2006	$283,000
Group President, Creative	2005	$18,000
Oscar Valencia	2006	$175,000
Group President, Sales	2005	$-
Michael McHugh	2006	$154,168
Chief Financial Officer	2005	$15,974
____________

(1)    Mr. Hanna was appointed President and Chief Executive Officer on August 19, 2005, but previously served in this role in our predecessor company. Mr. Hanna was paid $105,000 in 2005; we owe Mr. Hanna $75,000 for 2005 services. His predecessor, Mr. Blair Zykan, an unaffiliated party, served as Chief Executive Officer of our predecessor from April 20, 2000 until the reverse merger became effective on August 19, 2005. As reported in previous filings, Mr. Zykan did not receive any compensation for his services as Chief Executive Officer for the fiscal year ended December 31, 2005. We are not aware of any facts or circumstances that may indicate otherwise.

(2)    Mr. Amado joined us in November 2005

(3)    Mr. Valencia joined us in January 2006.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

We compensate our executive officers through a combination of a base salary and a potential cash bonus. In addition, in the future, we may provide other perquisites to some of our executive officers.

All agreements with our named executive officers that provide for payments to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control are set forth in the following description of their respective employment agreements.

OPTION GRANTS TO EXECUTIVE OFFICERS IN 2005

The Named Executive Officers did not receive any option grants during the fiscal year ended December 31, 2006.

EMPLOYMENT ARRANGEMENTS

We have entered into an Employment Agreement with our Chief Executive Officer, John Hanna. The agreement is dated as of December 1, 2002. In consideration of his services to us, we have agreed to pay him a base salary of $180,000 per year plus a bonus equal to 1% of gross sales. Mr. Hanna has waived his bonus provision for each of the years ended December 31, 2006, and 2005. The agreement is terminable at will by either party, provided that the salary and bonus shall continue for a period of one year following the date of termination.

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan F. Broidy	-	-	-	-	-	-	-

Joseph McCann	-	-	-	-	-	-	-

NARRATIVE DISCLOSURE TO DIRECTOR COMPENSATION TABLE

Members of our board of directors receive no cash compensation for services as a director or for attendance at or participation in meetings. Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings.

COMMITTEES OF THE BOARD AND AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has an Audit Committee and a Compensation Committee.

AUDIT COMMITTEE. The Audit Committee of the Board of Directors (the "Audit Committee") monitors the integrity of the Company's financial statements, the independence and qualifications of the independent registered public accounting firm, the performance of the Company's independent registered public accounting firm and the effectiveness of the Company's disclosure controls and procedures and internal controls. It is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of the Company's independent registered public accounting firm. The Audit Committee has been established under a charter approved by the Board. Our Audit Committee consists of Messrs. McCann, and Broidy. Mr. McCann serves as Chairman. During 2006 the Audit Committee met one time. In December 2006, Mr. McCann replaced Mr. Richardson on the Audit Committee as Chairman. We do not have an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Exchange Act at this time because we believe that we are not in a position to attract suitable candidates due to insufficient capital resources. In addition, we are not required by the OCTBB to have an audit committee financial expert.

COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors (the "Compensation Committee") administers the benefits, incentives and compensation of the Company's executive officers, reviews the performance of the Company's executive officers, reviews and approves executive compensation policy and objectives, concludes whether Company executives are compensated according to such standards, makes recommendations to the Board of Directors with respect to compensation, and carries out the Board's responsibilities relating to all forms of executive compensation. Our Compensation Committee consists of Messrs. McCann, Broidy, and Hanna. Mr. McCann serves as Chairman. During 2006 the Compensation Committee met one time in March 2006; the Compensation Committee includes one member of executive management, Mr. Hanna. Mr. Hanna recuses himself from votes and discussions on his own compensation. We are not required by the OTCBB to have a compensation committee comprised entirely of independent directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of March 31, 2007 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise stated, their address is c/o The Fashion House Holdings, Inc., 6310 San Vicente Blvd., #275, Los Angeles, California 90048-5499.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws. As of December 31, 2006, there were 24,887,063 shares of common stock issued and outstanding.

In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2006. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

	Number of Shares	Percentage of
	of Common Stock	Outstanding Shares of
Name of Beneficial Owner	Beneficially Owned	Common Stock
5% or more Shareholders:
Westrec Capital Partners, LLC (1)	7,843,190	31.5%
American Microcap Investment Fund 1, LLC (2)	2,640,000	10.6%
Lazarus Investment Partners LLP (3)	1,800,000	7.2%
DIRECTORS AND OFFICERS John Hanna	6,015,958	24.2%
Christopher Wyatt	6,015,958	24.2%
Alan F. Broidy	250,000	1.0%
Joseph J. McCann	-
Michael McHugh	-
Daniel Amada	-
Oscar Valencia	-
All directors, executives and significant employees as a group (7 persons)	12,281,916	49.4%

(1)
Consists of warrants to purchase the following shares of common stock: (i) 20,302 shares at an exercise price of $1.16 per share; (ii) 59,369 shares at an exercise price of $0.62 per share; (iii) 18,097 shares at an exercise price of $0.56 per share; and (iv) the lesser of a maximum of 9,000,000 shares or the “Highest Aggregate Principal Owed” at an exercise price of $0.40 per share based on a vesting schedule. At March 31, 2007, the Highest Aggregate Principal Owed was $7,745,422 and the warrant shares vested are 7,745,422. Westrec is the beneficial owner of 7,843,190 vested warrant shares at March 31, 2007. Westrec’s address is 16633 Ventura Blvd., Sixth Floor, Encino, CA 91436.

(2)
Represents (i) a warrant to purchase 550,000 shares of our common stock at an exercise price of $0.80 per share, (ii) warrants to purchase 1,595,000 shares of our common stock at an exercise price of $1.00 per share and (iii) 495,000 additional warrants with an exercise price of $1.25 per share that are currently exercisable. American Microcap Investment Fund’s address is 733 Park Avenue, 18th Floor, New York, NY 10021.

(3)	Includes a warrant to purchase 600,000 shares of our common stock at an exercise price of $1.25 per share. Lazarus Investment Partner’s address is 2401 East 2nd Avenue, # 400, Denver, CO 80206.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2006, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	18,922,344	$0.74	-
Total	18,922,344	$0.74	-

For a complete description of our equity compensation, please refer to Note 9 of our consolidated financial statements as of December 31, 2006.

CHANGE OF CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the company.

Item 12. Certain Relationships and Related Transactions and Director Indenpendence

Review and Approval of Related Person Transactions.

In the future, the Audit Committee will review all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The company’s legal consultant is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company’s proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. As set forth in the Audit Committee’s key practices, in the course of its review and approval or ratification of a disclosable related party transaction, the committee considers:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and

•	any other matters the committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Described below are certain transactions or series of transactions since January 1, 2005 between us and our executive officers, directors and the beneficial owners of 5% or more of our common stock and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds $60,000 other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

LOAN FROM DIRECTORS

We currently owe a director and officer, Christopher Wyatt, $973,000 plus interest of $196,021. The loan is unsecured and accrues interest at a rate of 8% per annum and is due 13 months following demand. No demand for payment has been made as of December 31, 2006. Interest expense incurred totaled $78,480 and $53,500 for the years ended December 31, 2006 and 2005, respectively.

In June 2005, Alan Broidy, one of our directors, loaned us an aggregate $190,000, which was non-interest bearing. This amount owed to Mr. Broidy was converted into 237,500 shares of our common stock at a price per share of $0.80. On December 30, 2005, our director Alan Broidy advanced us $25,000 in exchange for a demand note, which was non-interest bearing. We paid this note on March 14, 2006.

Board of Director Independence

The standards relied upon by the Board of Directors in affirmatively determining whether a director is “independent” are those of the NASDAQ, which include the following objective standards:

(a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of the Company, would not be independent for a period of three years after termination of such relationship;

(b) a director who receives, or whose immediate family member receives, payments of more than $60,000 during any period of twelve 0months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount;

(c) a director who is or who has an immediate family member who is, a current partner of the Company’s outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship;

(d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of the Company’s present executive officers serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and

(e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.. In addition, no director will qualify as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (, directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

The Board of Directors, in applying the above-referenced standards, has affirmatively determined that the Company’s current “independent” directors are: Joseph J. McCann and Alan F. Broidy.

Item 13. Exhibits

2.1	Reverse Share Exchange Agreement by and among the registrant, The Fashion House, Inc., a Delaware corporation, and shareholders of Fashion House, Inc., dated as of August 19, 2005 (1)
3.1	Articles of Incorporation dated June 23, 1986 and Articles of Amendment dated April 20, 2000 of the registrant (2)
3.1(a)	Articles of Amendment dated October 22, 2002 (3)
3.1(b)	Articles of Amendment and Statement of Correction (4)
3.2	Bylaws of the registrant, as currently in effect (5)
4.1	Warrant dated June 30, 2006 issued to The Elevation Fund, LLC+
4.2	Warrant dated July 21, 2005 issued to American Microcap Investment Fund 1, LLC(6)
4.3	Warrant dated January 2006 issued to American Microcap Investment Fund 1, LLC(6)
4.4	Warrant dated December 13, 2005 issued to Diaz Management, Inc. (6)
4.5	Warrant dated February 2006 issued to Diaz Management, Inc. (6)
4.6	Warrant dated February 2006 issued to Battersea Capital, Inc. (6)
4.7	Warrant dated July 2006 issued to Battersea Capital, Inc.+
4.8	Warrant dated as of March 2006 to investor group(6)
4.9	Form of Warrant dated as of May 2006 issued to Brookstreet Securities Corporation and its assignees+
4.10	Form of Warrant issued to Westrec Capital Partners, LLC pursuant to letter agreement dated July 25, 2006+
4.10(a)	Schedule of Warrants issued to Westrec Capital Partners, LLC pursuant to letter agreement dated July 25, 2006+
4.11	Amended and Restated Warrant dated December 20, 2006 issued to Westrec Capital Partners, LLC
4.12	Amended and Restated Credit Enhancement Agreement dated December 20, 2006 between FHI and Westrec Capital Partners, LLC
10.1	Employment Agreement dated as of January 1, 2004 between John Hanna and Fashion House, Inc. (“FHI”) (7)
10.2	License Agreement dated February 2006 between FHI and IM Ready Made, LLC (7)
10.3	License Agreement dated November 2005 between FHI and Bill Blass International LLC (7)
10.4	License Agreement dated November 2005 between FHI and Bill Blass International LLC (7)
10.5	License Agreement dated April 1, 2006 between FHI and Bill Blass International LLC (7)
10.6	License Agreement dated April 1, 2006 between FHI and Bill Blass International LLC (7)
10.7	License Agreement dated January 24, 2005 between FHI and Oscar De La Renta, Ltd. (7)
10.8	Trademark License Agreement dated as of November 27, 2002 between FHI and Tyler Trafficante Inc. (Tyler) (7)
10.9	Trademark License Agreement dated as of November 27, 2002 between FHI and Tyler Trafficante Inc. (Richard Tyler) (7)
10.10	Wyatt Loan Agreement dated as of December 31, 2005 (7)
10.11	Loan Agreement dated April 1, 2005 from The Elevation Fund, LLC+
10.12	Loan Extension dated July 18, 2005 from The Elevation Fund, LLC (7)
10.13	Loan Agreement dated July 21, 2005 from American Microcap Investment Fund 1, LLC (7)

10.14	Loan Extension dated January, 2006 from American Microcap Investment Fund 1, LLC (7)
10.15	Loan Agreement dated December 13, 2005 from Diaz Management, Inc. (7)
10.16	Loan Extension dated February 2006 from Diaz Management, Inc. (7)
10.17	Loan Agreement dated July 2006 from Battersea Capital, Inc.+
10.18	Agreement between FHI and LMU & Company dated March 16, 2005+
10.19	Letter Agreement dated July 25, 2006 with Westrec Capital Partners, LLC (8)
10.20	Factoring Agreement dated May 18, 2006 with CIT Commercial Services (8)
10.21	Summary of agreement dated June 30, 2006 regarding warrants issued to The Elevation Fund LLC (8)
10.22	Master Revolving Note dated September 18, 2006 payable to Comerica Bank+
10.23	Credit Enhancement Agreement dated as of September 15, 2006 among the registrant, The Fashion House, Inc. and Westrec Capital partners, LLC+
10.23(a)	Security Agreement dated as of September 15, 2006 among the Registrant, Westrec Capital Partners, LLC and Michael M. Sachs+
10.23(b)	Guaranty of John Hannah dated September 15, 2006+
10.23(c)	Pledge and Security Agreement dated as of September 15, 2006 made by John Hannah in favor of Westrec Capital Partners, LLC and Michael M. Sachs+
21.1	List of subsidiaries
24.1	Power of Attorney (see signature page)+
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on August 22, 2005.
(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001
(3)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2003
(4)	Incorporated by reference to Form 8-K filed with the SEC on August 24, 2005.
(5)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001.
(6)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on April 4, 2006.
(7)	Incorporated by reference to Registrant’s Form 10-KSB filed with the SEC on April 14, 2006.
(8)	Incorporated by reference to Registrant’s Form 10-QSB for the period ended June 30, 2006.
+	Previously filed.
**	To be filed by amendment

Item 14. Principal Accountants Fees and Services

The following table sets forth fees billed to The Fashion House Holdings, Inc. by our auditors during the fiscal years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2006	December 31, 2005
(i) Audit Fees	$130,000	$67,100
(ii) Audit Related Fees	$-	$-
(iii) Tax Fees	$-	$-
(iv) All Other Fees	$-	$-

(i) The Company has included fees paid to its registered public accounting firm related to the annual audit of financial statements, quarterly reviews, consents issued in connection with the filings of Form SB-2 and review of various SEC comment letters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the April 12, 2007.

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

Signatures	Title	Date

/s/ JOHN HANNA	President, Chief Executive	April 12, 2007
JOHN HANNA	Officer and Director
(Principal Executive Officer)

/s/ MICHAEL MCHUGH	Chief Financial Officer	April 12, 2007
MICHAEL MCHUGH	(Principal Financial and
Accounting Officer)

/s/ CHRISTOPHER THOMAS WYATT	Director	April 12, 2007
CHRISTOPHER THOMAS WYATT

/s/ ALAN F. BROIDY	Director	April 12, 2007
ALAN F. BROIDY

/s/ JOSEPH J. MCCANN, JR.	Director	April 12, 2007
JOSEPH J. MCCANN, JR.

Report of Independent Registered Public Accounting Firm

To The Board of Directors
THE FASHION HOUSE HOLDINGS, INC.

We have audited the accompanying consolidated balance sheet of The Fashion House Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fashion House Holdings, Inc. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has a working capital deficit of $5,187,040. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for registration payment arrangements to adopt Financial Accounting Standards Board Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements.

/s/ KMJ Corbin & Company LLP
KMJ Corbin & Company LLP

Irvine, California
April 3, 2007

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current assets:
Cash	$131,907
Accounts receivable, net of allowance of $132,499	2,416,832
Inventory, net of reserve of $109,000	1,585,202
Prepaid expenses	224,301
Total current assets	4,358,242
Property and equipment, net	463,360
Deposits	28,021
TOTAL ASSETS	$4,849,623

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit borrowings	$3,973,424
Accounts payable and accrued expenses	3,187,123
Accrued payroll and related	321,456
Due to factor	1,567,277
Accrued interest	268,379
Note payable	225,000
Current portion of capital lease obligations	2,623
Total current liabilities	9,545,282
Long-term liabilities:
Notes payable to stockholder	973,000
Capital lease obligation, net of current portion	8,307
Total liabilities	10,526,589
Commitments and contingencies
Stockholders’ deficit:
Common stock, no par value;
1,000,000,000 shares authorized;
24,887,063 shares issued and outstanding	17,070,701
Accumulated deficit	(22,747,667)
Total stockholders’ deficit	(5,676,966)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,849,623

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
Net sales	$9,391,326	$1,644,474
Cost of Sales	7,471,260	1,388,320
Gross profit	1,920,066	256,154
Operating expenses:
Selling, general and administrative	6,156,699	3,690,885
Payroll and related	2,654,402	1,214,604
Royalties	747,115	432,500
Total operating expenses	9,558,216	5,337,989
Loss from operations	(7,638,150)	(5,081,835)
Other income (expense):
Interest expense, net of interest income	(7,052,263)	(1,688,409)
Change in fair value of derivative liabilities	-	(216,000)
Loss before income taxes	(14,690,413)	(6,986,244)
Income taxes	800	800
Net loss	$(14,691,213)	$(6,987,044)
Basic and diluted net loss per share	$(0.62)	$(0.43)
Weighted average shares outstanding — basic and diluted	23,697,292	16,194,174

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock
	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2005	14,114,200	$500,800	$(1,285,410)	$(784,610)
Issuance of common stock in reverse merger	1,006,344	-	-	-
Estimated fair value of common stock issued for services	1,006,344	1,006,344	-	1,006,344
Estimated fair value of warrants issued with a note payable	-	95,000	-	95,000
Estimated fair value of beneficial conversion feature on convertible notes payable	-	788,000	-	788,000
Issuance of common stock in private placement, net of issuance costs	3,152,250	2,631,491	-	2,631,491
Issuance of common stock upon conversion of notes payable and accrued interest	724,443	579,554	-	579,554
Net loss	-	-	(6,987,044)	(6,987,044)
Balance at December 31, 2005	20,003,581	$5,601,189	$(8,272,454)	$(2,671,265)
Change in accounting principle		688,000	216,000	904,000
Issuance of common stock for consulting	21,000	36,750	-	36,750
Estimated relative fair value of warrants issued with notes payable	-	909,000	-	909,000
Estimated fair value of warrants issued for services	-	83,000	-	83,000
Estimated fair value of warrants issued for penalties	-	2,145,000	-	2,145,000
Estimated fair value of warrants issued for a guarantee	-	2,012,000	-	2,012,000
Estimated fair value of warrant modification	-	1,408,000	-	1,408,000
Issuance of common stock in private placement, net of issuance costs	4,862,482	4,187,762	-	4,187,762
Net loss	-	-	(14,691,213)	(14,691,213)
Balance at December 31, 2006	24,887,063	$17,070,701	$(22,747,667)	$(5,676,966)

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,691,213)	$(6,987,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,481	55,991
Allowance for doubtful accounts	132,499	93,558
Estimated fair value of stock issued for services	36,750	1,006,344
Amortization of estimated fair value of warrants and BCF	6,669,333	1,458,667
Change in fair value of derivative warrant liability	-	216,000
Change in operating assets and liabilities:
Accounts receivable	(2,081,314)	(357,683)
Inventories	(1,585,202)	-
Prepaid royalties and expenses	(55,483)	(145,654)
Deposits	45,852	(60,521)
Accounts payable and accrued expenses	2,636,757	341,433
Accrued payroll and related	29,053	9,442
Settlement payable	-	(135,000)
Accrued interest	96,300	102,337
Net cash used in operating activities	(8,615,187)	(4,402,130)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(251,375)	(258,192)
Net cash used in investing activities	(251,375)	(258,192)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to stockholder	-	625,000
Repayments of notes payable to stockholder	(33,000)	(161,000)
Proceeds from issuance of common stock, net of issuance costs	4,187,762	2,631,491
Proceeds from line of credit, net	3,973,424	-
Proceeds from notes payable	1,225,000	1,875,000
Repayments of notes payable	(1,675,000)	(625,000)
Repayments of capital lease	(2,186)	-
Advances from factor	5,137,277	1,443,833
Payments to factor	(3,891,488)	(1,224,171)
Net cash provided by financing activities	8,921,789	4,565,153
Net change in cash	55,227	(95,169)
Cash, beginning year	76,680	171,849
Cash, end of year	$131,907	$76,680

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

Supplemental Disclosure of Cash Flow Information:

	2006	2005
Cash paid during the year for interest	$299,171	$37,392
Cash paid during the year for income taxes	$800	$800
Supplemental Schedule of Noncash Investing and Financing Activities:	$-	$-
Issuance of common stock on conversion of debt and accrued interest	$-	$579,554
Estimated fair value of warrants and BCF in connection with the issuance of certain notes payable	$-	$1,405,000
Change in accounting principle	$904,000	$-
Purchase of property and equipment under capital lease	$13,116	$-

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, collectability of receivables, recoverability of long-lived assets, and valuation of warrants to purchase common stock and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses for the years ended December 31, 2006 and 2005, and has an accumulated deficit of $22,747,667 and a working capital deficit of $5,187,040 at December 31, 2006.

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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company will require additional financing. During 2006, the Company received net proceeds of approximately $4,187,762 from the issuance of its common stock (see Note 9). There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitable operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Risks and Uncertainties

Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2006, the Company had approximately $123,000 in these accounts in excess of the FDIC insurance limit.

The Company assigns the majority of its trade accounts receivable to a factor (see Note 2). The Company also makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At December 31, 2006, the Company established an allowance for doubtful accounts of $132,499.

Three customers accounted for approximately 42% of sales for the year ended December 31, 2006 and five customers accounted for approximately 50% of sales for the year ended December 31, 2005. At December 31, 2006, one account was over 10% of the accounts receivable balance at 15%.

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

The Company purchases substantially its entire inventory from seven vendors. The loss of any of these vendors could have a material adverse effect on the Company’s cash flow and financial position.

Inventories

Inventories consist almost entirely of footwear and are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company periodically reviews its inventory quantities on hand and adjusts for excess and obsolete inventory based primarily on its estimated forecast of product demand. Actual demand may differ from the Company's estimates. Once established, write-downs of inventory are considered permanent adjustments to the basis of the excess or obsolete inventory.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At December 31, 2006, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in future impairment of long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, accrued payroll and related, due to factor, accrued interest, capital lease obligations and notes payable. The carrying value for all such instruments approximates fair value at December 31, 2006 due to their short maturities. The fair value of the notes payable to stockholders is not determinable as the borrowings are with related parties.

Revenue Recognition

Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 101 and 104.

The Company evaluates the criteria of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications and has the risk of loss as it relates to cargo losses. Accordingly, the Company’s revenue is recorded on a gross basis.

The Company issues letters of credit in favor of the manufacturers in accordance with the information provided by the Company and the manufacturer. The Company imports the goods and pays the import and delivery costs and forwards the goods to a public warehouse. Goods are held by the Company at a public warehouse until the customers requested ship date. The Company arranges and maintains the Goods while in its warehouse at its expense. The Company has title to the Goods when shipped from the manufacturer and in the public warehouse.

Revenue is recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The Factor approves credit to the customers on the factored sales and charges the Company 1% of sales.

Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising

The Company expenses advertising costs, consisting primarily of placement in multiple publications, along with design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2006 and 2005 amounted to $78,678 and $63,072, respectively.

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

Earnings Per Share

The Company uses SFAS No. 128, Earnings Per Share, for calculating the basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed similar to basic income (loss) per share. All potentially dilutive shares, 6,396,000 and 371,500 shares as of December 31, 2006 and 2005, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the year then ended.

Basic and diluted loss per common share is computed as follows:

	Years Ended December 31,
	2006			2005
	Loss (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
(Loss) income available to common stockholders	$(14,691,213)	23,697,292	$(0.62)	$(6,987,044)	16,194,174	$(0.43)
Effect of Dilutive Securities None	-	-		-	-
Diluted EPS
(Loss) income available to common stockholders	$(14,691,213)	23,697,292	$(0.62)	$(6,987,044)	16,194,174	$(0.43)

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

As of December 31, 2006, the Company has not issued any share-based payments to its employees.

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

SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. The Company adopted SFAS No. 123(R) using the modified prospective application in January 2006. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Derivative Financial Instruments

In connection with the issuance of warrants with certain notes payable (see Note 7) the Company was required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”) and to maintain the effectiveness of such registration. In addition, the Company was required to issue certain holders of convertible notes a number of warrants equal to 130,000 for each subsequent 30-day period that such registration statement had not been filed. Also, the Company was required to issue the holders of convertible notes a number of warrants equal to 110,000 for each 30-day period following the Effectiveness Deadline, in which the registration statement was not declared effective. On July 26, 2006, the Company filed the required registration statement. The Company’s registration statement became effective on January 17, 2007. In addition, the Company was required to include the warrants issued to the placement agent for the private placement in such registration statement (see Note 9). The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of Emerging Issues Task Force (“ EITF ”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.
At December 31, 2005, the Company had derivative liabilities valued at $904,000 related to the warrants with registration rights. During the year ended December 31, 2006, the Company recognized expense of $216,000 related to the increase in fair value of the derivative liabilities.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the year ended December 31, 2005: dividend yield of 0%; average volatility of 89%; and risk free interest rate of 4.0%.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the year ended December 31, 2006: dividend yield of 0%; average volatility of 260%; and risk free interest rate of 4.8%.

December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

In accordance with the provisions of FSP EITF 00-19-2, the Company has elected early adoption of this statement. As of January 1, 2006, the Company recorded the warrant liability of $904,000 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. In recording the entry, the Company credited $688,000 to common stock which represents the estimated fair value of these warrants on the date of issuance and a credit to accumulated deficit of $216,000 which represents the difference between the estimated fair value of these warrants at the date of issuance and the estimated fair value as of December 31, 2005.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Reclassifications

Certain reclassifications have been made to the 2005 financial statement presentation to correspond to the 2006 format.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which defines the threshold for recognizing the benefits of tax return positions as well as provides guidance regarding the measurement of the resulting tax benefits. FIN 48 requires a company to recognize for financial statement purposes the impact of a tax position if that position is “more likely than not” to prevail (defined as a likelihood of more than fifty percent of being sustained upon audit, based on the technical merits of the tax position). FIN 48 will be effective as of the beginning of the Company’s fiscal year ending December 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC Staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB No. 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, to define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. This statement provides guidance related to the definition of fair value, the methods used to measure fair value and disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

NOTE 2 — ACCOUNTS RECEIVABLE FACTORING

In November 2004, the Company terminated its factoring activities with Madison Administrative Services, Inc. (“MAS”) and signed a conditional mutual release with MAS on April 6, 2005, whereby the Company agreed to pay MAS $135,000, of which $50,000 was paid upon signing and $85,000 was paid in July 2005.

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

On May 3, 2006, the Company terminated its agreement with Itochu International and entered into a factoring agreement with CIT Commercial Services (“CIT”). The Company is charged a factoring fee of 1% on gross invoice amounts. On November 13, 2006, the Company entered into an amended and restated factoring agreement with CIT. The Company agreed to sell and assign to CIT all accounts arising from the sale of inventory, including those under any trade name, through any divisions, and through any selling agent.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2 — ACCOUNTS RECEIVABLE FACTORING, continued

At the Company’s request, and at CIT’s sole discretion, CIT may advance funds to the Company at up to 80% of the factor risk accounts. The advance request form must be fully executed by the Company and Westrec Capital Partners, LLC (see Note 8). Interest is charged based on the daily debit balances in the funds in use account for the month, at a rate equal to the greater of the sum of 2% plus the J P Morgan Rate, or 6% per annum.

During the year ended December 31, 2006 and 2005, factoring fees incurred totaled $65,806 and $41,260 respectively.

At December 31, 2006, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$2,250,639
Advances from factor	(1,567,277)
Amounts due from factor	683,362
Unfactored accounts receivable	298,692
Allowance for returns	(132,499)
$849,555

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

Office and computer equipment	$161,126
Leasehold improvements	188,676
Furniture and fixtures	365,557
715,359
Less accumulated depreciation and amortization	(251,999)
$463,360

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

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

As of December 31, 2006, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon events of default, as defined.

Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2007	$1,200,000
2008	1,510,000
2009	1,935,000
2010	1,625,000
2011	1,748,000
$8,018,000

During the years ended December 31, 2006 and 2005, the Company incurred expense approximating $747,000 and $433,000 in connection with the above licenses.

Leases

The Company leases its property under a non-cancelable operating lease agreement which expires in 2010 and provides for monthly lease payments ranging from $12,400 to $14,000. The Company also leases equipment under a capital lease which expires in December of 2010 and provides for monthly payments of approximately $210.

Future annual minimum payments under the operating lease are as follows:

Total
2007	$156,000
2008	161,000
2009	166,000
2010	129,000
Total	$612,000

Rent expense for the years ended December 31, 2006 and 2005 was $174,001 and $110,000, respectively.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Litigation

The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or consolidated results of operations of the Company except as disclosed below.

Willam Bradhan and Richard Traweek v. The Fashion House, Inc., John Hanna

This matter was filed October 26, 2005, seeking damages for breach of contract and fraud regarding oral arrangements with the Company’s subsidiary. In March of 2007, a judgment against the Company was made but not entered in the amount of $400,000. The Company is in the process of negotiating a reduced settlement and expects that the matter can be resolved. If an agreeable settlement can not be reached, the Company will consider appealing the judgment. In connection with this judgment, the Company has accrued $300,000 in accounts payable and accrued expenses in the accompanying consolidated balance sheet based on management’s best estimate of the ultimate settlement of this matter.

Artful Mind

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Pursuant to the Agreement regarding late delivery of product, the Company agreed to pay Artful Mind a total sum of $739,000 for the procurement and manufacturing of shoes. The Company was to pay the $739,000 as follows: (i) $148,000 on execution of the agreement; (ii) $148,000 on October 30, 2006; $148,000 on November 30, 2006; $148,000 on December 30, 2006; and $148,000 on January 30, 2007. Based on the event of a default, of not timely paying the final two payments, which was not cured within 14 days of the date payment was due, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. The Company has included the $295,000 due as accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Employment Agreements

The Company has entered into employment agreements with certain of its management for services to be provided in the normal course of business. These agreements call for minimum salary levels and various payments upon termination of employment, as defined. In the event of termination for any reason, the Company is required to pay its CEO one year salary and bonus. The CEO’s salary for the year ended December 31, 2006 and 2005 was $180,000 and the bonus was waived in each year.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 5 — INCOME TAXES

Income tax expense consisted of current state income tax expense of $800 for the years ended December 31, 2006 and 2005.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2006	2005
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	7.0%	-
Change in valuation allowance	(37.0%)	(33.9%)
Other	(4.0%)	(0.1%)
Total	-	-

The following is a summary of the significant components of the Company’s deferred income tax asset as of December 31, 2006:

Net operating loss carryforwards	$9,005,000
Less valuation allowance	(9,005,000)
$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $23,000,000 available to offset future federal and state income taxes and will begin to expire in 2024 and 2014, respectively. SFAS No. 109 requires that the tax benefit of such net operating losses be recorded using current tax rates as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based upon the Company’s short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset in 2006 and 2005. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. At December 31, 2006, the effect of such limitation, if imposed, has not been determined.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 6 — NOTES PAYABLE TO STOCKHOLDER

From time to time, the Company borrows funds from a founding stockholder for working capital purposes, which bear interest at 8% per annum and principal borrowings are due 13 months from the date of demand with the related interest amounts due upon demand. As of December 31, 2006, outstanding borrowings totaled $973,000 and accrued interest totaled $134,546. As of March 31, 2007, no demand for repayment has been made. Interest expense incurred totaled $78,480 and $53,500 for the year ended December 31, 2006 and 2005, respectively.

NOTE 7 — NOTES PAYABLE

In April and May 2005, the Company issued notes payable totaling $625,000, bearing interest at 11 percent per annum (the “11% Notes”). The 11% Notes and accrued interest were due through August 2005, as amended. During 2005 and in connection with the issuance of the 11% Notes, the Company issued warrants to purchase an aggregate of 687,500 shares of the Company’s common stock, including a warrant to purchase 62,500 shares of the Company’s common stock in connection with an extension of the maturity date. In August 2005, the Company repaid such amounts, including accrued interest of $35,392. In connection with the registration rights issued with the 11% Notes and related warrants (see Note 1), the Company has issued warrants to purchase an aggregate of 825,000 and 150,000 shares of the Company’s common stock during the year ended December 31, 2006 and 2005, respectively, as penalties for not registering the underlying shares timely, as defined (see Note 6). The warrants issued during the years ended December 31, 2006 and 2005 had fair values totaling $1,097,000 and $337,000, respectively, as determined under SFAS No. 123 and recorded such as interest expense upon grant. The warrants vested upon grant, have exercise prices of $1.00 per share and expire in August 2015.

On June 30, 2006, the Company and the holder of the 11% Note agreed to cancel all previously issued warrants totaling 1,662,500 and to waive the damages provision obligating the Company to issue additional warrants if a registration statement is not filed and becomes effective by certain dates in exchange for a warrant to purchase 1,212,500 shares of the Company’s common stock, which was valued at $740,000 as determined under SFAS No. 123. The warrants vested upon grant, have an exercise price of $0.60 and expire in August 2015. Based on the fair value of the original warrants of $1,016,000 at the modification date, the Company did not record any related expense related to the modification.

In July 2005, the Company issued a note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest are due in April 2006, as amended.

In connection with the issuance of the July 11% Note, the Company issued a warrant to purchase an aggregate of 1,100,000 shares of the Company’s common stock, including a warrant to purchase 550,000 shares of the Company’s common stock issued in January 2006 in connection with an extension of the maturity date. The warrants issued during 2006 and 2005 had a fair values totaling $385,000 and $281,000, respectively, as determined under SFAS No. 123. The Company recorded the $385,000 to interest expense upon grant in 2006 and amortized $45,833 and $235,467 to interest expense during the years ended December 31, 2006 and 2005, respectively. The warrants vested upon grant, have an exercise price of $1.00 per share and expire in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company has issued warrants to purchase an aggregate of 1,430,000 and 110,000 shares of the Company’s common stock during the years ended December 31, 2006 and 2005, respectively, as penalties for not registering the underlying shares timely, as defined (see Note 6). The warrants issued during 2006 and 2005, for penalties, had fair values totaling $1,048,000 and $70,000, respectively, as determined under SFAS No. 123 and recorded such as interest expense upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015. The July 11% Note and accrued interest were repaid in March 2006.

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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 7 — NOTES PAYABLE, continued

In December 2005, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus 5% (the “December Note”). In connection with the issuance of the December Note, the Company issued warrants to purchase an aggregate of 190,000 shares of the Company’s common stock, including a warrant to purchase 65,000 shares of the Company’s common stock issued in February 2006 in connection with an extension of the maturity date (see Note 7). The warrants issued during 2006 and 2005, had fair values totaling $108,000 and $95,000, respectively, as determined under SFAS No. 123. The Company recorded $95,000 as debt discount related to warrants in 2005 and amortized $66,500 and $28,500 to interest expense in the accompanying consolidated statements of operations during the years ended December 31, 2006 and 2005, respectively. The warrant issued during the year ended December 31, 2006 had a fair value of $108,000, as determined under SFAS No. 123 and the Company recorded $108,000 as interest expense upon grant. The warrants vested upon grant, have an exercise price of $0.80 per share and expire in February 2016. The December Note and accrued interest were repaid in March 2006 and the Company amortized the related debt discount to interest expense upon repayment.

In January 2006, the Company issued a note payable totaling $800,000, bearing interest at 10.5%. In connection with the issuance of the note, the Company issued a warrant to purchase 400,000 shares of the Company’s common stock. The warrant had a relative fair value of $327,000, as determined under SFAS No. 123 and recorded such as debt discount. The warrant vested upon grant, has an exercise price of $1.00 per share and expires in January 2009. The note and accrued interest were repaid in March 2006. The debt discount of $327,000 was fully amortized to interest expense upon repayment.

In February 2006, the Company issued a note payable totaling $125,000, bearing interest at the prime rate plus 5% (the “February Note”). In connection with the issuance of the February Note, the Company issued a warrant to purchase 62,500 shares of the Company’s common stock. The warrant had a relative fair value of $56,000, as determined under SFAS No. 123 and recorded such as debt discount. The warrant vested upon grant, has an exercise price of $0.80 per share and expires in January 2009. The February Note and accrued interest were repaid in May 2006 and the remaining debt discount was fully amortized to interest expense upon repayment.

On July 6, 2006, the Company issued a note payable totaling $300,000 with a maturity date of August 20, 2006, and bearing interest at the prime rate plus 5% (the “July Note”). In connection with the issuance of the July Note, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock. The warrant is immediately exercisable, has an exercise price of $1.00 and expires in July 2016. The warrant had a relative fair value of $33,000, as determined under SFAS No. 123 and the Company recorded such as debt discount. The Company amortized the debt discount to interest expense during 2006. The Company repaid $75,000 on the note and the maturity date was extended to August 20, 2007.

NOTE 8 - LINE OF CREDIT

On July 27, 2006, the Company and Westrec Capital Partners, LLC (“Westrec”) entered into an agreement whereby Westrec and its managing partner (“Guarantors”) have provided credit guarantees to a bank sufficient to enable the bank to make advances to the Company(see below). In connection with each advance, the Company paid a fee of 5.0% of each draw to Westrec.

On September 18, 2006, the Company entered into a Master Revolving Note (the “Note”) with a Bank to borrow funds from time to time, at the lender’s discretion, up to an aggregate of $5.0 million, payable in whole or in part upon demand, at a per annum rate equal to the lender’s prime rate plus 1% per annum secured by deposits with the Lender. The note replaces previously issued notes by the bank. Upon default, the Company is required to pay an additional 3% interest per annum (the “Default Increase”). In connection with entering into the Note, the Company entered into a Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee the Company’s obligations existing on or before the date that is the earliest of (i) 180 days following the closing of the Note with the Lender, (ii) the termination of Guarantor’s obligations, or (iii) the Borrower’s repayment in full of the amounts outstanding under Note, as defined. Additionally, pursuant to the terms of the Credit Enhancement Agreement, the Company has agreed to pay the following fees: upon any issuance of a letter of credit by the Lender that is guaranteed by a Guarantor, the Company will pay Westrec 2% of the face amount of the letter of credit; as long as any amount is outstanding on the Note that is guaranteed by a Guarantor, revolving line-of-credit based fees equal to the difference between (a) the sum of 20%, plus (if applicable) the Default Increase (as noted above), or (b) the sum of the Lender’s prime rate plus 11.75% per annum, plus (if applicable) the Default Increase (as noted above). In addition, the Company pays a monthly credit monitoring fee of $5,000 for each calendar month up to and including the month of termination. Any payments that are deemed late are subject to an additional fee of 5% of each such late payment.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 8 - LINE OF CREDIT, continued

During the year ended December 31, 2006, the Company incurred fees of approximately $399,900, paid $334,800 and owes $55,038, which is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

During the year ended December 31, 2006, in connection with the Credit Enhancement Agreement, the Company granted a seven-year warrant to purchase a total of 9,000,000 shares of common stock at a purchase price of $0.40 per share and expires in September 2013, as amended - see below. The warrant vests as follows: (i) 20% immediately, (ii) an additional 20% vests, as amended, 60 days after the date of the warrant, and on each succeeding 30th day thereafter such that the entire warrant will vest on the 151st day after the date of the warrant. The estimated fair value of the original warrant was $2,550,000, as determined under SFAS 123 and the Company was amortizing such amount to interest expense on a straight line basis over the life of the guarantee. However, the amount of interest expense recognized at any date will be at least equal to the portion of the grant date fair value of the vested amount.

Effective December 20, 2006, the Company entered into an amended credit enhancement agreement with Westrec, in which, among other things, Westrec agreed to extend its guarantee on behalf of the Company to amounts owed to a bank and include its guarantee on amounts owed to CIT, the Company’s factor (see Note 2). In exchange for the additional concessions, the Company modified the warrants originally granted to Westrec to increase the number of warrants granted from 5,000,000 to 9,000,000 and decrease the exercise price from $.0.65 to $0.40 and extended the maturity date to September 2007. During the period from the date of grant through December 31, 2006, the Company amortized $2,012,000 to interest expense in the accompanying statements of operations related to this warrant. In connection with the modification, the Company recorded additional expense of $1,408,000, which represented the excess of the fair value of the modified warrant over the fair value of the original warrant at the date of the modification. In addition, as a result of the modification, the Company will recognize an additional $792,000 over the life of the note. No previously unvested warrant shares will vest after the termination of the Credit Enhancement Agreement. Furthermore, the maximum number of warrant shares vested will not exceed an amount equal to the product of (A) the highest amount of aggregate principal owed under the Note previously outstanding and (B) the aggregate percentage of Warrant shares vested, it being the intention that the maximum number of Warrant shares that can vest will be the lesser of 9,000,000 or the number equal to the number of dollars in the highest draw amount under the Note. Based on management’s best estimate, the holder will vest in all 9,000,000 shares, of which 4,106,680 were vested at December 31, 2006.

In addition, if the termination of the Credit Enhancement Agreement does not occur on the dates below, then the number of shares underlying the Warrant will be increased in the following amounts, which shares will be immediately vested: (i) an additional number of shares equal to 3% of the shares vested on the 180th day following the closing of the Note, plus (ii) an additional number of shares equal to 5% of the shares vested on the 210th day following the closing of the Note is not terminated, plus (iii) an additional number of shares equal to 10% of the shares vested under the on the 270th day following the closing of the Note plus on each 30 days thereafter until the termination of the Credit Enhancement Agreement occurs. If Company issues equity securities with a purchase price less than the current exercise price of the Warrant, then the exercise price of the Warrant will be reduced to such amount and the number of shares underlying the Warrant will be increased accordingly. However, Westrec cannot earn warrants to purchase more than an aggregate of 9,000,000 shares in connection with the agreement, including all additional warrants earned under the aforementioned provisions.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 9 — EQUITY TRANSACTIONS

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

On May 1, 2006, the Company completed its PPM raising an aggregate of $8,014,732 with the issuance and sale of 8,014,732 shares of its common stock and warrants to purchase 4,007,366 shares of common stock at an exercise price of $1.25 per share. BSC received an aggregate of $1,042,210, which consists of a commission of 8% of the gross sales price of the shares sold, a non-accountable marketing allowance of 2%, and a non-accountable expense allowance of 3%. The Company also paid BSC’s expenses equaling an aggregate of $153,270, which consists of legal fees and other expenses. Furthermore, the Company issued to BSC warrants to purchase an aggregate of 1,202,210 shares of common stock. The warrants are immediately exercisable, expire five years from the date of issuance and have an exercise price of $1.00 per share, with a cashless exercise provision.

During 2006, the Company issued 4,862,482 shares of its common stock for proceeds of $4,187,762, net of issuance costs of $674,720.

During the year ended December 31, 2005, the Company issued 3,152,250 shares of its common stock receiving proceeds of $2,631,491, net of commissions, fees and expenses of $520,759.

The Company issued 21,000 shares of restricted common stock in 2006 to a consultant in connection with the performance of consulting services. The shares were valued at $36,750 (based on the fair value of the common stock at the measurement date) recorded such amount to expense during 2006.

During the year ended December 31, 2005, the Company issued 1,006,344 shares of common stock valued at $1.00 per share (estimated fair value on the date of grant) for consulting services provided.

Warrants

In connection with the PPM, the Company issued warrants to investors to purchase an aggregate of 4,007,366 shares of the Company’s common stock during 2006, including warrants to purchase an aggregate of 1,576,125 shares of the Company’s common stock in connection with the issuance of 3,152,250 shares of common stock to investors in 2005. These warrants vested upon grant, have an exercise price of $1.25 per share and expire through March 2007.

During 2006, the Company issued warrants to purchase an aggregate of 729,372 shares of the Company’s common stock to BSC in connection with the Company’s PPM. These warrants vested upon grant, have exercise prices of $1.00 per share and expire through May 2011.

During the year ended December 31, 2006, the Company issued a warrant to purchase 50,000 shares of restricted common stock to a consultant in connection with the performance of consulting services. The warrant was valued at $28,000 (based on the Black Scholes option pricing model), has an exercise price of $1.00, vested upon grant and expires in December 2016. Such amount was expensed in the accompanying statement of operations during the year ended December 31, 2006.

During the years ended December 31, 2006 and 2005, the Company issued warrants to purchase an aggregate of 1,805,000 (net of 1,662,500 cancelled warrants) and 260,000 shares, respectively, in connection with the liquidated damages clauses of certain registration rights agreements (see Note 7). These warrants were originally accounted for under the EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Due to certain factors and the liquidated damage provision in the registration rights agreements issued in connection with certain of our notes payable, we determined that the warrants were derivative liabilities. We have elected early adoption of FSP EITF 00-19-2, which supersedes the guidance under EITF 05-4 (see Notes 1 and 7).

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 9 — EQUITY TRANSACTIONS, continued

In July of 2006, the Company entered a formal agreement with Westrec to provide a credit guarantee to a bank sufficient to enable the bank to issue letters of credit on behalf of the Company. In connection with the issuance of each letter of credit the Company paid Westrec a fee of 2.5% and the bank 1.0% of the principal amount of the letters of credit. Westrec provided a credit guarantee for approximately $3.0 million of letters of credit issuances; and received warrants to purchase 20,302 shares of the Company’s common stock at an exercise price of $1.16, warrants to purchase 59,369 shares of the Company’s common stock at an exercise price of $0.62, and warrants to purchase 18,097 shares of the Company’s common stock at an exercise price of $0.56. The warrants vested upon grant and expire on the five-year anniversary of issuance. The warrants had an aggregate fair value of $55,000, as determined under SFAS 123 and were recorded as interest expense upon grant. During the year ended December 31, 2006, in connection with the Credit Enhancement Agreement, the Company granted a seven-year warrant to purchase 9,000,000 shares of common stock at a purchase price of $0.40 per share and expires in September 2013, as amended (see Note 6).

During 2006, in connection with the issuance of certain notes payable and related maturity extensions, the Company issued warrants to purchase an aggregate of 1,137,500 shares of the Company’s common stock at exercise prices ranging from $0.80 to $1.00 (see Note 7). The warrants vested upon grant and expire through July 2016.

During the year ended December 31, 2005, the Company issued warrants to purchase an aggregate of 1,362,500 shares of the Company’s common stock in connection with the issuance of convertible notes payable (see Note 7), with fair values totaling $617,000 determined under SFAS No. 123 and recorded such as a debt discount. These warrants vested upon grant, have exercise prices of $0.80 and expire on various dates through December 2015. As of December 31, 2005, $504,667 has been amortized to interest expense, with the remainder amortized in 2006.

During the year ended December 31, 2005, the Company issued warrants to purchase an aggregate of 472,838 shares of the Company’s common stock to BSC in connection with the Company’s private placement (see above). These warrants vested upon grant, have exercise prices of $1.00 and expire through September 2010.

The following represents a summary of the warrants outstanding for the years ended December 31, 2005 and 2006:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2005	19,271	$10.22
Granted	2,095,338	0.87
Exercised	-	-
Expired/Forfeited	(1,720)	43.60
Balance at December 31, 2005	2,112,889	$0.92
Granted	23,489,506	$0.71
Exercised	-	-
Expired/Forfeited/ Cancelled	(6,680,051)	0.71
Balance at December 31, 2006	18,922,344	$0.74

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 9 — EQUITY TRANSACTIONS, continued

The following summarizes information about warrants outstanding at December 31, 2006:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.40	9,000,000	6.7	$0.40	4,106,680	$0.40
$0.56 to $0.80	2,092,466	6.7	$0.68	2,092,466	$0.68
$1.00 to $1.25	7,829,878	5.1	$1.14	7,829,024	$1.14
	18,922,344		$0.74	14,029,024	$0.86

NOTE 10 — SUBSEQUENT EVENTS

On February 27, 2007, the Company amended their Master Revolving Note (the “Note”) dated September 18, 2006, to increase the borrowing base from an aggregate of $5.0 million to $6.5 million, payable in whole or in part upon demand at a per annum rate equal to the Lender’s prime rate plus 1% per annum secured by deposits with the Lender. The note replaces previously issued notes by the bank. Upon default, the Company is required to pay an additional 3% interest per annum.