Form 10QSB
period 2007-03-31
FASHION HOUSE HOLDINGS INC
filed 2007-05-15
CIK 797329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

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

Common Stock Outstanding as of May 11, 2006: 24,887,063 shares

Transitional Small Business Disclosure Format: Yes ☐   No ☑

The Fashion House Holdings, Inc

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash	$105,169
Accounts receivable, net of allowance of $40,000	1,720,840
Inventory	1,061,701
Prepaid expenses	221,875
Total current assets	3,109,585
Property and equipment, net	431,474
Deposits	28,021
TOTAL ASSETS	$3,569,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit borrowings	$5,724,944
Accounts payable and accrued expenses	3,115,118
Accrued payroll and related	200,356
Due to factor	1,211,490
Accrued interest	489,203
Note payable	280,293
Current portion of capital lease obligations	1,962
Total current liabilities	11,023,366
Long-term liabilities:
Notes payable to stockholder	1,090,100
Capital lease obligation, net of current portion	8,286
Total liabilities	12,121,752
Commitments and contingencies
Stockholders’ deficit:
Common stock, no par value;
1,000,000,000 shares authorized;
24,887,063 shares issued and outstanding	18,838,701
Accumulated deficit	(27,391,373)
Total stockholders’ deficit	(8,552,672)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,569,080

See accompanying notes to unaudited condensed consolidated financial statements

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net sales	$2,214,169	$1,000,859
Cost of Sales	2,342,294	774,700
Gross (loss) profit	(128,125)	226,159
Operating expenses:
Selling, general and administrative	1,295,839	930,216
Payroll and related	716,963	529,346
Royalties	360,983	193,088
Total operating expenses	2,373,785	1,652,650
Loss from operations	(2,501,910)	(1,426,491)
Other expense:
Interest expense, net of interest income	(2,140,996)	(2,020,886)
Change in fair value of derivative liabilities	-	(1,344,000)
Total other expense	(2,140,996)	(3,364,886
Loss before income taxes	(4,642,906)	(4,791,377)
Income taxes	800	800
Net loss	$(4,643,706)	$(4,792,177)
Basic and diluted net loss per share	$(0.19)	$(0.23)
Weighted average shares outstanding — basic and diluted	24,887,063	20,551,620

See accompanying notes to unaudited condensed consolidated financial statements

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,643,706)	$(4,792,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,363	75,561
Bad debt expense	30,548	-
Estimated fair value of stock issued for services	-	12,250
Amortization of estimated fair value of BCF	-	22,417
Estimated fair value of warrants	1,768,000	1,973,383
Change in fair value of warrant liabilities	-	1,344,000
Change in operating assets and liabilities:
Accounts receivable	665,444	68,020
Inventories	523,501
Prepaid expenses	2,425	28,253
Deposits	-	4,067
Accounts payable and accrued expenses	(1,712)	(137,310)
Accrued interest	220,824	(34,219)
Net cash used in operating activities	(1,396,313)	(1,435,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,476)	(288,397)
Net cash used in investing activities	(6,476)	(288,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable to stockholder	(4,000)	(25,000)
Proceeds from issuance of common stock, net of issuance costs	-	3,114,817
Proceeds from line of credit, net	1,751,520
Proceeds from notes payable	(15,000)	925,000
Repayments of capital lease	(682)	-
Repayments of notes payable	-	(1,475,000)
Advances from factor	2,558,393	793,348
Payments to factor	(2,914,180)	(1,042,042)
Net cash provided by financing activities	1,376,051	2,291,123
Net change in cash	(26,738)	566,971
Cash, beginning of the period	131,907	76,680
Cash, end of the period	$105,169	$643,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$152,682	$53,839

Cash paid during the period for income taxes	$800	$800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Estimated fair value of warrants issued in connection with certain notes payable	$-	$761,000

Estimated fair value of common stock issued for prepaid services	$-	$36,750

Accrued liabilities converted to notes payable	$191,393	$-

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Condensed Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by The Fashion House Holdings, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses for the three months ended March 31, 2007 and the years ended December 31, 2006, 2005, and 2004 and has an accumulated deficit of $27,391,373 at March 31, 2007.

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
March 31, 2007
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

Risks and Uncertainties

Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2007, uninsured balances approximated $103,000.

One and two customers accounted for 25% and 58% of sales during the three months ended March 31, 2007 and 2006, respectively.

The Company assigns the majority of its trade accounts receivable to a factor (see Note 2). The Company also makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At March 31, 2007, the Company established an allowance for doubtful accounts of $40,000.

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
March 31, 2007
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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the discounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At March 31, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in future impairment of long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, accrued payroll and related, due to factor, accrued interest and notes payable. The carrying value for all such instruments approximates fair value at March 31, 2007 due to their short maturities.

Revenue Recognition

SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 104.

The Company evaluates the criteria of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. The Company is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to cargo losses. Accordingly, the Company’s revenue is recorded on a gross basis.

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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue is recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The trading company approves credit to the customers and factors the sale. The trading company charges the Company 1% of the sales which are factored. For sales that are not factor approved, the Company will ask the customer to prepay before shipment. In some instances, the Company will retain the accounts receivable.

Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, zero and approximately 3,525,000 of potentially dilutive shares as of March 31, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Basic and diluted loss per common share is computed as follows:

	Three Months Ended March 31,
	2007			2006
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(4,643,706)	24,887,063	$(0.19)	$(4,792,177)	20,551,620	$(0.23)

Effect of Dilutive Securities
None

Diluted EPS
Loss available to common stockholders	$(4,643,706)	24,887,063	$(0.19)	$(4,792,177)	20,551,620	$(0.23)

Stock-Based Compensation

As of March 31, 2007, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations. Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date are recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

Derivative Financial Instruments

In connection with the issuance of warrants with certain notes payable (see Note 7) the Company was required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”) and to maintain the effectiveness of such registration. In addition, the Company was required to issue certain holders of convertible warrants for each subsequent 30-day period that such registration statement had not been filed and additional warrants for each 30-day period following the Effectiveness Deadline, in which the registration statement was not declared effective. On July 26, 2006, the Company filed the required registration statement. The Company’s registration statement became effective on January 23, 2007. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of Emerging Issues Task Force (“ EITF ”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In accordance with the provisions of FSP EITF 00-19-2, the Company elected early adoption of this statement. As of January 1, 2006, the Company recorded the warrant liability of $904,000 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. In recording the entry, the Company credited $688,000 to common stock which represents the estimated fair value of these warrants on the date of issuance and a credit to accumulated deficit of $216,000 which represents the difference between the estimated fair value of these warrants at the date of issuance and the estimated fair value as of December 31, 2005. However, as retrospective application of FSP EITF 00-19-2 is prohibited, the Company has not restated the amounts presented as of March 31, 2006.

Reclassifications

Certain reclassifications have been made to the 2006 financial statement presentation to correspond to the 2006 format.

Recent Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

NOTE 2 — ACCOUNTS RECEIVABLE FACTORING

On May 3, 2006, the Company entered into a factoring agreement with CIT Commercial Services (“CIT”), as amended. The Company is charged a factoring fee of 1% on gross invoice amounts. The Company agreed to sell and assign to CIT all accounts arising from the sale of inventory, including those under any trade name, through any divisions, and through any selling agent.

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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

NOTE 2 — ACCOUNTS RECEIVABLE FACTORING, continued

During the three months ended March 31, 2007 and 2006, factoring fees incurred totaled $23,819 and $24,176 respectively.

At March 31, 2007, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$1,648,994
Advances from factor	(1,211,490)

Amounts due from factor	437,504

Unfactored accounts receivable	111,846
Allowance for returns	(40,000)
$509,350

NOTE 3 — NOTES PAYABLE TO STOCKHOLDERS

From time to time, the Company borrows funds from two founding stockholders for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of March 31, 2007, outstanding borrowings totaled $1,090,100, and accrued interest totaled $159,073. As of April 30, 2007, no demand for repayment has been made. Interest expense on the notes totaled $22,255 and $19,351 for the three months ended March 31, 2007 and 2006, respectively.  The balance above includes a note payable issued during the three months ended March 31, 2007 totaling $121,100 in connection with amounts previously accrued.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Licensing Agreements

For the rights to use trademarks, the Company has entered into licensing agreements with various licensors.

The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

As of March 31, 2007, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon events of default, as defined.

Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2007 (9 months)	$853,000
2008	1,510,000
2009	1,935,000
2010	1,625,000
2011	1,748,000
$7,671,000

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

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

William Bradhan and Richard Traweek v. The Fashion House, Inc., John Hanna

This matter was filed October 26, 2005, seeking damages for breach of contract and fraud regarding oral arrangements with the Company’s subsidiary. On April 10, 2007, a Notice of Entry of Judgment was filed with the court for the amount of $460,000, which includes interest at 10% per year. The Company has 60 days from April 10, 2007 to file an appeal. The Company is in the process of negotiating a reduced settlement and expects that the matter can be resolved. If an agreeable settlement can not be reached, the Company will consider appealing the judgment. In connection with this judgment, the Company has accrued $300,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet based on management’s best estimate of the ultimate settlement of this matter.

Artful Mind

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Based on the event of a default, of not timely paying the final two payments, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. The Company has included the $295,000 due as accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

NOTE 4 — COMMITMENTS AND CONTINGENCIES, continued

Employment Agreements

The Company has entered into employment agreements with certain of its management for services to be provided in the normal course of business. These agreements call for minimum salary levels and various payments upon termination of employment, as defined. In the event of termination for any reason, the Company is required to pay its CEO one year salary and bonus. The CEO’s salary for the year ended December 31, 2007 is $180,000 and the bonus was waived for 2006.

NOTE 5 — NOTES PAYABLE

In July 2005, the Company issued a note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest are due in April 2006, as amended. In connection with the issuance of the July 11% Note, the Company issued a warrant to purchase an aggregate of 1,100,000 shares of the Company’s common stock. The warrants vested upon grant, have an exercise price of $1.00 per share and expire in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company issued warrants to purchase an aggregate of 110,000 and 275,000 shares of the Company’s common stock during the three months ended March 31, 2007 and 2006, respectively, as penalties for not registering the underlying shares timely, as defined (see Note 6). The warrants issued during 2007 and 2006, for penalties, had fair values totaling $58,000 and $377,000, respectively, as determined under SFAS No. 123 and recorded such as interest expense upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015. The July 11% Note and accrued interest were repaid in March 2006.

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

On February 8, 2007, the Company issued a note payable totaling $70,293 in connection with services rendered, which bears interest at 1.5% per annum. The Company is required to make monthly principal payments of $15,000 through maturity in July 2007. At March 31, 2007, the outstanding balance was approximately $55,000.

NOTE 6 - LINE OF CREDIT

On July 27, 2006, the Company and Westrec Capital Partners, LLC (“Westrec”) entered into an agreement whereby Westrec and its managing partner (“Guarantors”) have provided credit guarantees to a bank sufficient to enable the bank to make advances to the Company (see below). In connection with each advance, the Company paid a fee of 5.0% of each draw to Westrec.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

NOTE 6 - LINE OF CREDIT, continued

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

The Company also granted the Guarantors a security interest in all of the Company’s tangible and intangible property and assets, for the duration of the Credit Enhancement Agreement. In addition, the Chief Executive Officer of the Company granted a security interest and pledge of all shares of the Company’s common stock, options, warrants and other equity securities held by him. Furthermore, each draw under the Note with the Lender is subject to the prior approval of the Guarantors at their discretion. The Credit Enhancement Agreement terminates upon repayment in cash of all amounts payable and the delivery of certain written releases by the Lender and the Company.

During the year ended December 31, 2006, in connection with the Credit Enhancement Agreement, the Company granted a seven-year warrant to purchase a total of 9,000,000 shares of common stock at a purchase price of $0.40 per share and expires in September 2013, as amended - see below. The warrant vested as follows: (i) 20% immediately, (ii) an additional 20% vests, as amended, 60 days after the date of the warrant, and on each succeeding 30th day thereafter such that the entire warrant will vest on the 151st day after the date of the warrant. The estimated fair value of the original warrant was $2,550,000, as determined under SFAS 123 and the Company was amortizing such amount to interest expense on a straight line basis over the life of the guarantee. However, the amount of interest expense recognized at any date will be at least equal to the portion of the grant date fair value of the vested amount.

Effective December 20, 2006, the Company entered into an amended credit enhancement agreement with Westrec, in which, among other things, Westrec agreed to extend its guarantee on behalf of the Company to amounts owed to a bank and include its guarantee on amounts owed to CIT, the Company’s factor (see Note 2). In exchange for the additional concessions, the Company modified the warrants originally granted to Westrec to increase the number of warrants granted from 5,000,000 to 9,000,000 and decrease the exercise price from $0.65 to $0.40 and extended the maturity date of the guarantee to September 2007. During the three month period ended March 31, 2007, the Company amortized $1,710,000 to interest expense in the accompanying statements of operations related to this warrant, which was fully vested at March 31, 2007.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(UNAUDITED)

NOTE 6 - LINE OF CREDIT, continued

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

On February 27, 2007, the Company amended their Master Revolving Note (the “Note”) dated September 18, 2006, to increase the borrowing base from an aggregate of $5.0 million to $6.5 million.

During the three months ended March 31, 2007, the Company incurred fees of approximately $212,181, paid $65,444 and owes $146,738, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 7 — EQUITY TRANSACTIONS

Warrants

During the three months ended March 31, 2007, the Company issued warrants to purchase approximately 110,000 shares of the Company’s common stock (see Note 5) in connection with liquidated damages clauses of certain registration rights agreements (see Note 1).

NOTE 8 — SUBSEQUENT EVENTS

On April 10, 2007, the Company amended their Master Revolving Note (the “Note”) dated September 18, 2006, to increase the borrowing base from an aggregate of $6.5 million to $8.5 million.  In connection with entering into the Note, on April 10, 2007, the Company entered into an Amended and Restated Credit Enhancement Agreement with Westrec Capital Partners, LLC (“ Westrec ”) pursuant to which each of the Guarantors agreed to guarantee additional advances under the Comerica Loan of up to an aggregate of $1,000,000, which advances are drawn no later than August 3, 2007, provided that at the time of each advance certain representations, warranties, and conditions are all satisfied.

In consideration for this agreement, the Company issued to Westrec an Amended and Restated Warrant Agreement dated April 10, 2007, to purchase a total of 11,000,000 shares of common stock at a purchase price of $0.40 per share. The Warrant vests on the date of this agreement and expires on September 15, 2013. In connection with the modification, the Company will record additional expense for the amount in excess of the fair value of the modified warrant over the fair value of the original warrant at the date of modification.

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

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 financial statements, the Company had suffered recurring losses from operations, and had a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Overview

We design, develop, and market a diversified selection of women’s dress and casual fashion footwear with an emphasis on celebrity appeal, style, quality, and fit. We target moderate to premium priced categories of the women’s fashion footwear market. Our business centers on the licensing of recognized brand names. The practice of licensing, or the leasing of trademarked or copyrighted entity, including name, likeness, logo, graphic, saying, signature or character, has become an increasingly common practice among apparel and footwear companies, and the licensee typically pays royalties based upon product sales. Our licensed brands include Richard Tyler Couture, tyler Richard Tyler, Oscar by Oscar de la Renta and O Oscar by Oscar de la Renta. In 2006, the Company acquired rights to use four trademarks as evidenced by a licensing agreement entered into with Bill Blass Limited to design, manufacture and distribute women’s footwear under the brand names Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection. Both the Bill Blass Couture and the Blass by Bill Blass brands were launched in February 2006 at the World Shoe Association show in Las Vegas. The agreements expire in March 2011, with an automatic extension through 2016.

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

Results of Operations for the Three Months Ended March 31, 2007 and March 31, 2006.

Net sales for the three months ended March 31, 2007 were $2,214,169, an increase of $1,213,310 or 121% over net sales for the prior year quarter of $1,000,859. The net sales increase of $1,213,310 was attributable to the 5 new brands launched in the third quarter of 2006 contributing the following sales; O Oscar by Oscar de la Renta $576,665, Blass by Bill Blass $493,708, Isaac Isaac Mizrahi $339,099, Bill Blass Couture $85,582, Oscar by Oscar de la Renta $18,754, and Private Label sales of $38,506. Net sales for the tyler Richard Tyler brand in the first quarter of 2007 were $631,172 compared to $970,175 in the first quarter of 2006 for a decrease of $339,003. The sales decrease in the tylor brand was due to late product deliveries from our factories.

Gross loss for the three months ended March 31, 2007 was $128,125 or (5.8%) of net sales. This loss in gross margin was caused primarily by late deliveries from our suppliers, which was caused by the Company’s inability to open Letters of Credit to the factories on a timely basis due to lack of availability in our line of credit, which forced the Company to significantly discount wholesale prices to our customers. Also contributing to the negative gross margin in the 2007 period, the tyler brand sold prior seasons inventory at sales prices that were below cost. Gross profit for the three months ended March 31, 2006 was $226,159 or 22.6% of net sales and was also impacted by late deliveries from our Chinese suppliers forcing us to discount wholesale prices but not as deep a discounting as in the first quarter 2007.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $2,373,785 in the three months ended March 31, 2007 from $1,652,650 in 2006, for an increase of $721,135. The increase in operating expenses is attributable primarily to an increase in payroll costs of $187,617 as the result of building a sales and administrative staff. In support of the additional brands, Design expenses (including samples) increased by $98,198 and licensing expenses increased by $167,895. Legal and professional fees increased by $86,977, trade show expenses increased by $74,737, and insurance cost increased by $21,635.

In December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. In accordance with the provisions of FSP EITF 00-19-2, we have elected early adoption and, effective January 1, 2006, reclassified our warrant liability to equity. Accordingly, there was no current year income/expense associated with such warrants. However, in accordance with FSP EITF 00-19-2, retrospective application is prohibited and therefore all amounts recorded during the period ended March 31, 2006 have not been restated.

The net loss for the three months ended March 31, 2007 is $4,643,706 compared to a loss of $4,792,177 for the same period in 2006 for a decreased loss of $148,471. The loss from operations was $2,373,785 in the three months ended March 31, 2007 compared to loss from operations of $1,426,491 for the three months ended March 31, 2006. The increase in the loss from operations was primarily due to the negative gross margin for the three months ended March 31, 2007 of $128,125, as a result of the significant discounting of the wholesale price because of the late deliveries, and an increase operating expenses in the period of $721,135, compared to the same period in 2006. The company recorded in other expenses in the three months ended March 31, 2007 charges totaling $2,140,996. These charges included $1,710,000 to record the fair value of warrants issued as guarantees, $58,000 for stock warrants issued as penalties for late filing and late effectiveness of the Registration Statement on Form SB-2 with the SEC, and interest expense of $372,996. In the three month period ended March 31, 2006, the Company recorded in other expenses charges totaling $3,364,886 associated with the issuance of stock warrants. These charges included $1,344,000 to record derivative stock warrant liability, $1,014,000 for stock warrants issued as penalties for late filing and late effectiveness of the Registration Statement on Form SB-2 with the SEC, $493,000 for warrants issued in connection with maturity extensions and $513,886 for amortization of the estimated fair value of stock warrants to purchase common stock and beneficial conversion features.

Liquidity and Capital Resources

During the three months ended March 31, 2007, the Company’s net cash position decreased by $26,738 to $105,169. The Company’s financing activity provided net cash of $1,376,051 for the three months ended March 31, 2007, primarily through borrowings on the line of credit of $1,751,520. Advances from the factor in the three month period were $2,558,393 and payments to the factor were $2,914,180.

Net cash used in operating activities for the three months ended March 31, 2007 was $1,396,313 a decrease of $39,442 from the $1,435,755 used by operating activities in the prior year period. The net loss of $4,643,706 was the major contributor to the use of cash in the three month period ending March 31, 2007.

The Company had investing activities for the three months ended March 31, 2007 of $6,476. In the 2006 period, the net cash used was $288,397.

Financing Activities

We are financing our operations primarily with the proceeds from our private placement and our line of credit. With the exception of 2004, when we sold the Nicole Miller License resulting in a gain for the year, we have incurred net losses as a result of sales, design, and administrative staffing expenses in support of our operations.

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

As of March 31, 2007, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements in the event of default, as defined.

Minimum annual guaranteed royalty payments are as follows:

Years ending December 31,
2007 (9 months remaining)	$853,000
2008	1,510,000
2009	1,935,000
2010	1,625,000
2011	1,748,000
$7,671,000

Future Liquidity

Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe the key factors to our liquidity in 2007 will be our ability to successfully execute on our plans to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.

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

We evaluate the criteria of the FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. We are is the primary obligor, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, establishes product specifications, and has the risk of loss as it relates to cargo losses. Accordingly, our revenue is recorded on a gross basis.

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

Stock Based Compensation

At March 31, 2007, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $4,643,706 for the three months ended March 31, 2007, and had an accumulated deficit of $27,391,373 at March 31 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern where it raises capital in very near future. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining sufficient debt or equity financing in the future. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Our business and results of operations are affected by a wide variety of factors, as we discuss in Item 1A. “Risk Factors” of our Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission, which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

Item 3. Controls and Procedures

The following material weaknesses in our internal control over financial reporting were reported in our 2006 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 16, 2007:

•
The lack of adequate controls over the financial closing and reporting process, including controls over disclosures, non-routine transactions and significant estimates. Specifically, these deficiencies were primarily attributable to (1) inability to ensure that the accounting for our debt and equity-based transactions is accurate and complete. In recent years, we have consummated a series of complex debt and equity transactions involving the application of highly specialized accounting principles, and (2) lack of comprehensive documentation of accounting policies and procedures.

The material weakness described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in these complex transactions at such time as our working capital permits.

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

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our condensed consolidated financial statements as of March 31, 2007 and for the each of the three month periods ended March 31, 2007 and 2006 fairly present in all material respects our financial condition and results of operations.

There were no other changes to the internal controls during the quarter ended March 31, 2007 that have materially affected or that are reasonably likely to affect the internal controls.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

William Bradhan and Richard Traweek v. The Fashion House, Inc., John Hanna

This matter was filed October 26, 2005, seeking damages for breach of contract and fraud regarding oral arrangements with the Company’s subsidiary. In March of 2007, a judgment against the Company was made but not entered in the amount of $400,000. The Company is in the process of negotiating a reduced settlement and expects that the matter can be resolved. If an agreeable settlement can not be reached, the Company will consider appealing the judgment. In connection with this judgment, the Company has accrued $300,000 in accounts payable and accrued expenses in the accompanying consolidated balance sheet based on management’s best estimate of the ultimate settlement of this matter. On April 10, 2007, a Notice of Entry of Judgment was filed with the court for the amount of $460,000, which includes interest at 10% per year. The Company has 60 days from April 10, 2007 to file an appeal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, the Company issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015.

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

The Fashion House Holdings, Inc.

Date: May 15, 2007	By:	/s/ John Hanna
John Hanna
Chief Executive Officer

EXHIBIT INDEX

2.1 (1)	Reverse Share Exchange Agreement by and among the registrant, The Fashion House, Inc., a Delaware corporation, and shareholders of Fashion House, Inc., dated as of August 19, 2005.
3.1 (i) (2)	Certificate of incorporation of the registrant, as currently in effect
3.1 (ii) (3)	Bylaws of the registrant, as currently in effect
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on August 22, 2005.
(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001, and Form 8-K filed with the SEC on August 24, 2005.
(3)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001.