Form 10QSB
period 2007-06-30
FASHION HOUSE HOLDINGS INC
filed 2007-08-14
CIK 797329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Common Stock Outstanding as of August 14, 2007: 24,887,063 shares

Transitional Small Business Disclosure Format: Yes ☐   No ☑

The Fashion House Holdings, Inc

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash	$139,176
Accounts receivable, net of allowance of $59,451	816,837
Inventories	1,976,817
Prepaid expenses	186,788
Total current assets	3,119,618
Property and equipment, net	393,994
Deposits	28,021
TOTAL ASSETS	$3,541,633

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit borrowings	$8,427,918
Accounts payable and accrued expenses	3,217,732
Accrued payroll and related	200,356
Due to factor	609,932
Accrued interest	534,645
Note payable	280,293
Current portion of capital lease obligations	1,301
Total current liabilities	13,272,177
Long-term liabilities:
Notes payable to stockholders	1,090,100
Capital lease obligation, net of current portion	8,280
Total liabilities	14,370,557
Commitments and contingencies
Stockholders’ deficit:
Common stock, no par value;
100,000,000 shares authorized;
24,887,063 shares issued and outstanding	19,158,701
Accumulated deficit	(29,987,625)
Total stockholders’ deficit	(10,828,924)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,541,633

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Net sales	$3,326,464	$2,683,424
Cost of Sales	3,393,393	2,252.386
Gross (loss) profit	(66,929)	431,038
Operating expenses:
Selling, general and administrative	2,199,532	2,612,452
Payroll and related	1,430,116	1,062,955
Royalties	640,715	354,185
Total operating expenses	4,270,363	4,029,592
Loss from operations	(4,337,292)	(3,598,554)
Other income (expense):
Interest expense, net of interest income	(2,901,866)	(2,850,612)
Gain on settlement of penalty warrants	-	276,000
Change in fair value of derivative liabilities	-	964,000
Total other expense, net	(2,901,866)	(1,610,612)
Loss before income taxes	(7,239,158)	(5,209,166)
Income taxes	800	800
Net loss	$(7,239,958)	$(5,209,966)
Basic and diluted net loss per share	$(0.29)	$(0.23)
Weighted average shares outstanding — basic and diluted	24,887,063	22,612,733

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Net sales	$1,112,295	$1,682,565
Cost of Sales	1,051,099	1,477,686
Gross (loss) profit	61,196	204,879
Operating expenses:
Selling, general and administrative	903,693	1,682,236
Payroll and related	713,153	533,609
Royalties	279,732	161,097
Total operating expenses	1,896,578	2,376,942
Loss from operations	(1,835,382)	(2,172,063)
Other expense:
Interest expense, net of interest income	(760,870)	(829,726)
Gain on settlement of penalty warrants	-	276,000
Change in fair value of derivative liabilities	-	2,308,000
Total other income (expense)	(760,870)	1,754,274
Loss before income taxes	(2,596,252)	(417,789)
Income taxes	-	-
Net loss	$(2,596,252)	$(417,789)
Basic and diluted net loss per share	$(0.10)	$(0.02)
Weighted average shares outstanding — basic and diluted	24,887,063	24,639,480

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,239,958)	$(5,209,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,504	66,986
Bad debt expense	49,999	5,000
Estimated fair value of stock issued for services	-	60,500
Amortization of estimated fair value of BCF	-	22,417
Amortization of estimated fair value of warrants	-	580,916
Estimated fair value of warrants	2,088,000	2,198,000
Change in fair value of warrant liabilities	-	(964,000)
Gain on settlement warrants	-	(276,000)
Change in operating assets and liabilities:
Accounts receivable	1,549,996	(342,676)
Inventories	(391,615)	(475,038)
Prepaid expenses	37,513	(37,414)
Deposits	-	4,067
Accounts payable and accrued expenses	100,902	1,585,723
Accrued interest	266,266	(12,238)
Net cash used in operating activities	(3,461,393)	(2,793,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,138)	(246,224)
Net cash used in investing activities	(8,138)	(246,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable to stockholder	(4,000)	(25,000)
Proceeds from issuance of common stock, net of issuance costs	-	4,187,762
Proceeds from line of credit, net	4,454,494	-
Proceeds from notes payable	-	925,000
Repayments of capital lease	(1,349)	-
Repayments of notes payable	(15,000)	(1,050,000)
Repayments of convertible notes payable	-	(550,000)
Advances from factor	3,823,631	1,401,517
Payments to factor	(4,780,976)	(1,723,005)
Net cash provided by financing activities	3,476,800	3,166,274
Net change in cash	7,269	126,327
Cash, beginning of the period	131,907	76,680
Cash, end of the period	$139,176	$203,007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$548,794	$28,520

Cash paid during the period for income taxes	$800	$800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Estimated fair value of warrants issued in connection with certain notes payable	$-	$413,000

Estimated fair value of common stock issued for prepaid services	$-	$36,750

Accrued liabilities converted to notes payable	$191,393	$-

Reclassification of derivative liabilities	$-	$1,016,000

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2007 and 2006
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by The Fashion House Holdings, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realizability of receivables and inventories, recoverability of long-lived assets, valuation of common stock and warrants to purchase common stock and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses for the six months ended June 30, 2007 and the years ended December 31, 2006, 2005, and 2004, and has a working capital deficit of $10,152,559 and a stockholders’ deficit of $10,828,924 at June 30, 2007.

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
June 30, 2007
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

Risks and Uncertainties

Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2007, uninsured balances approximated $98,000.

Two customers accounted for 44% and 40% of sales during the six months ended June 30, 2007 and 2006, respectively, and four and two customers accounted for 62% and 53% of sales during the three months ended June 30, 2007 and 2006, respectively.

The Company assigns the majority of its trade accounts receivable to a factor (see Note 2). The Company also makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At June 30, 2007, the Company established an allowance for doubtful accounts of $59,451.

Two customers accounted for 77% of accounts receivable as of June 30, 2007.

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

The Company purchases substantially its entire inventory from three vendors. The loss of one of these vendors could have a material adverse effect on the Company’s cash flow and financial position.

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
June 30, 2007
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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the discounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At June 30, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in future impairment of long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, accrued payroll and related, due to factor, accrued interest and notes payable. The carrying value for all such instruments approximates fair value at June 30, 2007 due to their short maturities.

Revenue Recognition

SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition , as amended by SAB 104, outlines the basic criteria that must be met to recognize revenue and provide guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. Management believes that the Company’s revenue recognition policy conforms to SAB 104.

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

The Company issues letters of credit in favor of the manufacturers in accordance with the information provided by the Company and the manufacturer. The Company imports the goods and pays the import and delivery costs and forwards the goods to a public warehouse. The goods are held by the Company at a public warehouse until the customers requested ship date. The Company arranges and maintains the goods while in its warehouse at its expense. The Company has title to the goods when shipped from the manufacturer and in the public warehouse.

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
June 30, 2007
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, zero and approximately 2,044,000 at June 30, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Basic and diluted loss per common share is computed as follows:

	Three Months Ended June 30,
	2007			2006
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(2,596,252)	24,887,063	$(0.10)	$(417,789)	24,639,480	$(0.02)

Effect of Dilutive Securities
None

Diluted EPS
Loss available to common stockholders	$(2,596,252)	24,887,063	$(0.10)	$(417,789)	24,639,480	$(0.02)

	Six Months Ended June 30,
	2007			2006
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(7,239,958)	24,887,063	$(0.29)	$(5,209,966)	22,612,733	$(0.23)

Effect of Dilutive Securities
None

Diluted EPS
Loss available to common stockholders	$(7,239,958)	24,887,063	$(0.29)	$(5,209,966)	22,612,733	$(0.23)

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

As of June 30, 2007, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

The adoption of SFAS No. 123(R)’s fair value method will have a negative impact on the Company’s results of operations if the Company grants share-based payments to its employees in the future, although it will have no impact on its overall financial position. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. The requirement could reduce net operating cash flows and increase net financing cash flows in periods of adoption.

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

Derivative Financial Instruments

In connection with the issuance of warrants with certain notes payable (see Note 5) the Company was required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”) and to maintain the effectiveness of such registration. In addition, the Company was required to issue certain holders of convertible warrants for each subsequent 30-day period that such registration statement had not been filed and additional warrants for each 30-day period following the Effectiveness Deadline, in which the registration statement was not declared effective. On July 26, 2006, the Company filed the required registration statement. The Company’s registration statement became effective on January 23, 2007. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative  Instruments and Hedging Activities , as amended. Under the provisions of Emerging Issues Task Force (“ EITF ”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“ FSP EITF 00-19-2” ). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

In accordance with the provisions of FSP EITF 00-19-2, the Company elected early adoption of this statement. As of January 1, 2006, the Company recorded the warrant liability of $904,000 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. In recording the entry, the Company credited $688,000 to common stock which represents the estimated fair value of these warrants on the date of issuance and a credit to accumulated deficit of $216,000 which represents the difference between the estimated fair value of these warrants at the date of issuance and the estimated fair value as of December 31, 2005. However, as retrospective application of FSP EITF 00-19-2 is prohibited, the Company has not restated the amounts presented as of June 30, 2006.

Recent Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

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

NOTE 2 — ACCOUNTS RECEIVABLE FACTORING

On May 3, 2006, the Company entered into a factoring agreement with CIT Commercial Services (“CIT”), as amended, which was terminated in July 2007 (see Note 8). The Company was charged a factoring fee of 1% on gross invoice amounts. The Company agreed to sell and assign to CIT all accounts arising from the sale of inventory, including those under any trade name, through any divisions, and through any selling agent.

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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

NOTE 2 — ACCOUNTS RECEIVABLE FACTORING, continued

During the six months ended June 30, 2007 and 2006, factoring fees incurred totaled $40,029 and $55,095 respectively.

At June 30, 2007, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$829,816
Advances from factor	(609,932)

Amounts due from factor	219,884

Unfactored accounts receivable	46,472
Allowance for returns	(59,451)
$206,905

NOTE 3 — NOTES PAYABLE TO STOCKHOLDERS

From time to time, the Company borrows funds from two founding stockholders for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of June 30, 2007, outstanding borrowings totaled $1,090,100, and accrued interest totaled $249,006. As of August 14, 2007, no demand for repayment has been made. Interest expense on the notes totaled $43,297 and $38,917 for the six months ended June 30, 2007 and 2006, respectively.  The balance above includes a note payable issued during the six months ended June 30, 2007 totaling $121,100 in connection with amounts previously accrued.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Licensing Agreements

For the rights to use trademarks, the Company has entered into licensing agreements with various licensors.

The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

As of June 30, 2007, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon events of default, as defined.

Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2007 (6 months)	$650,000
2008	1,510,000
2009	1,935,000
2010	1,625,000
2011	1,748,000
$7,468,000

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

William Bradhan and Richard Traweek v. The Fashion House, Inc., John Hanna

This matter was filed October 26, 2005, seeking damages for breach of contract and fraud regarding oral arrangements with the Company’s subsidiary. On April 10, 2007, a Notice of Entry of Judgment was filed with the court for the amount of $460,000, which includes interest at 10% per year.  No appeal was filed and the Company intends to negotiate a reduced settlement and expects that the matter can be resolved. In connection with this judgment, the Company has accrued $300,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet based on management’s best estimate of the ultimate settlement of this matter.

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

Employment Agreements

The Company has entered into employment agreements with certain of its management for services to be provided in the normal course of business. These agreements call for minimum salary levels and various payments upon termination of employment, as defined. In the event of termination for any reason, the Company is required to pay its CEO one year salary and bonus. The CEO’s salary for the year ending December 31, 2007 is $180,000 and the bonus was waived for 2006.

NOTE 5 — NOTES PAYABLE

In July 2005, the Company issued a note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest were due in April 2006, as amended. In connection with the issuance of the July 11% Note, the Company issued a warrant to purchase an aggregate of 1,100,000 shares of the Company’s common stock. The warrants vested upon grant, have an exercise price of $1.00 per share and expire in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company issued warrants to purchase an aggregate of 110,000 and 770,000 shares of the Company’s common stock during the six months ended June 30, 2007 and 2006, respectively, as penalties for not registering the underlying shares timely, as defined (see Note 7). The penalty warrants ceased in January 2007, as the related registration statement was declared effective. The warrants issued during the six months ended June 30, 2007 and 2006, for penalties, had fair values totaling $58,000 and $1,099,000, respectively, as determined under SFAS No. 123 and recorded such as interest expense upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015. The July 11% Note and accrued interest were repaid in March 2006.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

On February 8, 2007, the Company issued a note payable totaling $70,293 in connection with services rendered, which bears interest at 1.5% per month. The Company is required to make monthly principal payments of $15,000 through maturity in July 2007. Only one monthly payment has been made on this note since its inception. As a result, the note is currently in default. At June 30, 2007, the outstanding balance was $55,293.

NOTE 6 - LINE OF CREDIT

On July 27, 2006, the Company and Westrec Capital Partners, LLC (“Westrec”) entered into an agreement (the “Credit Enhancement Agreement”) whereby Westrec and its managing partner (“Guarantors”) have provided credit guarantees to a bank sufficient to enable the bank to make advances to the Company (see below). In connection with each advance, the Company paid a fee of 5.0% of each draw to Westrec.
On September 18, 2006, the Company entered into a Master Revolving Note (the “Note”) with a Bank to borrow funds from time to time, at the lender’s discretion, up to an aggregate of $5.0 million, payable in whole or in part upon demand, at a per annum rate equal to the lender’s prime rate plus 1% per annum secured by deposits with the Lender. The note replaces previously issued notes by the bank. Upon default, the Company is required to pay an additional 3% interest per annum (the “Default Increase”). In connection with entering into the Note, the Company entered into a Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee the Company’s obligations existing on or before the date that is the earliest of (i) 180 days following the closing of the Note with the Lender, (ii) the termination of Guarantor’s obligations, or (iii) the Borrower’s repayment in full of the amounts outstanding under Note, as defined. Additionally, pursuant to the terms of the Credit Enhancement Agreement, the Company has agreed to pay the following fees: upon any issuance of a letter of credit by the Lender that is guaranteed by a Guarantor, the Company will pay Westrec 2% of the face amount of the letter of credit; as long as any amount is outstanding on the Note that is guaranteed by a Guarantor, revolving line-of-credit based fees equal to the difference between (a) the sum of 20%, plus (if applicable) the Default Increase (as noted above), or (b) the sum of the Lender’s prime rate plus11.75% per annum , plus (if applicable) the Default Increase (as noted above). In addition, the Company pays a monthly credit monitoring fee of $5,000 for each calendar month up to and including the month of termination. Effective June 1, 2007, the monthly monitoring fee was increased to $9,000 per month. The increase of $4,000 is being accrued and not paid at this time.  Any payments that are deemed late are subject to an additional fee of 5% of each such late payment.

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

During the year ended December 31, 2006, in connection with the Credit Enhancement Agreement, the Company granted a seven-year warrant to purchase a total of 9,000,000 shares of common stock at a purchase price of $0.40 per share and expires in September 2013, as amended - see below. The warrant vested as follows: (i) 20% immediately, (ii) an additional 20% vests, as amended, 60 days after the date of the warrant, and on each succeeding 30 th day thereafter such that the entire warrant will vest on the 151 st day after the date of the warrant. The estimated fair value of the original warrant was $2,550,000, as determined under SFAS 123 and the Company was amortizing such amount to interest expense on a straight line basis over the life of the guarantee. However, the amount of interest expense recognized at any date will be at least equal to the portion of the grant date fair value of the vested amount.

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

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

NOTE 6 - LINE OF CREDIT, continued

In addition, if the termination of the Credit Enhancement Agreement does not occur on the dates below, then the number of shares underlying the Warrant will be increased in the following amounts, which shares will be immediately vested: (i) an additional number of shares equal to 3% of the shares vested on the 180 th day following the closing of the Note, plus (ii) an additional number of shares equal to 5% of the shares vested on the 210 th day following the closing of the Note is not terminated, plus (iii) an additional number of shares equal to 10% of the shares vested under the on the 270 th day following the closing of the Note plus on each 30 days thereafter until the termination of the Credit Enhancement Agreement occurs. If Company issues equity securities with a purchase price less than the current exercise price of the Warrant, then the exercise price of the Warrant will be reduced to such amount and the number of shares underlying the Warrant will be increased accordingly. However, Westrec cannot earn warrants to purchase more than an aggregate of 9,000,000 shares in connection with the agreement, including all additional warrants earned under the aforementioned provisions.

On February 27, 2007, the Company amended its Note to increase the borrowing base from an aggregate of $5.0 million to $6.5 million.

On April 10, 2007, the Company amended its Note (the “April Amendment”) to increase the borrowing base from an aggregate of $6.5 million to $8.5 million.  In connection with the April Amendment, the Company entered into an amendment of the Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee additional advances under the Comerica Loan of up to an aggregate of $2,000,000, which advances are drawn no later than August 3, 2007, provided that at the time of each advance certain representations, warranties, and conditions are all satisfied.

In consideration for this agreement, the Company issued to Westrec an amended Warrant Agreement dated April 10, 2007, to purchase a total of 11,000,000 shares of common stock at an exercise price of $0.40 per share. The Warrant vested upon grant and expires on September 15, 2013. In connection with the warrant modification, the Company amortized $320,000 to interest expense during the three months ended June 30, 2007.

During the six months ended June 30, 2007, the Company incurred total fees to Westrec of approximately $456,796, paid $367,686 and owes $89,110, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 7 — EQUITY TRANSACTIONS

Warrants

During the six months ended June 30, 2007, the Company issued warrants to purchase approximately 110,000 shares of the Company’s common stock (see Note 5) in connection with liquidated damages clauses of certain registration rights agreements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(UNAUDITED)

NOTE 8 — SUBSEQUENT EVENTS

The Company failed to raise $4,000,000 of net proceeds from the sale of equity securities by August 3, 2007, as required by the amended Westrec warrant agreement. Accordingly, the exercise price of the warrant was reduced to $0.05 per share and the number of shares of common stock to be purchased was increased to 80,276,960. In connection with the warrant modification, the Company will recognize as expense approximately $4,000,000 in August 2007. Based on the number of shares of common stock issuable upon exercise of the warrant and other potentially issuable shares, the Company determined that it could potentially not have enough authorized shares to settle all such obligations and that feature was an embedded derivative instrument pursuant to SFAS No. 133. In addition, under the provisions of EITF Issue No. 00-19, the Company will be required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date until such time as the Company increased its authorized shares or it has enough authorized shares to settle the issuance of its convertible debt, options and warrants.

In July 2007, the Company was verbally informed by its accounts receivable factor, CIT, that it was placing a limit of $1,000,000 on funds in use for that facility.  CIT placed this limit on borrowings due to the Company’s uncertain financial condition and inability to raise additional capital to continue operations.

On July 25, 2007, the Company entered into a new accounts receivable factoring agreement with Ultimate Financial Solutions, LLC (“Ultimate”). The Company agreed to sell and assign to Ultimate all accounts arising from the sale of inventory. At the Company’s request, Ultimate may advance funds to the Company at up to 80% of the factor risk accounts. The Company is charged a factoring fee of .85% on gross invoice amounts. Interest is charged based on the daily debit balances in the funds in use account for the month, at a rate equal to 1.5% above the Prime Rate as published from time to time in the Wall Street Journal. In connection with this agreement, on July 30, 2007, Ultimate paid CIT for the outstanding balance of funds in use by the Company on that day. As a result, the Company’s liability for this amount was effectively transferred from CIT to Ultimate and the CIT agreement was terminated.  The obligations under this agreement are secured by substantially all of the Company’s assets. The loans are personally guaranteed by the principal member of Westrec and a director and shareholder of the Company.

On July 17, 2007, the Company entered into an agreement with Ashford Finance, LLC (“Ashford”), whereby Ashford will provide up to $5,000,000 of purchase order financing relating to the Company’s purchases of its products from foreign manufacturers. Ashford will finance an amount up to 90% of the Company’s end buyers’ purchase orders relating to the Company’s purchase order placed with the foreign manufacturer. The Company is charged an account management fee equal to 1.5% per month for letters of credit opened by Ashford on behalf of the Company when the amount equals up to 75% of the Company’s related customer purchase orders. The account management fee will increase to 2.5% for letters of credit when the amount is in excess of 75% of the related customer purchase order, but in no event will the letter of credit amount be greater than 90% of the related customer purchase orders. All loans will also bear interest at the rate of 2% per annum above the prime rate. The agreement requires minimum usage during the first twelve months of $3,000,000. If the Company cancels the agreement or fails to open letters of credit that equal the minimum usage, the Company is required to pay all fees under the agreement for the full minimum amount. The loans are secured by virtually all of the Company’s assets. Transactions financed under this agreement are guaranteed by two of the Company’s directors and shareholders, but only in the event that fraud may have occurred.

In connection with the July 20, 2007 agreement with Ultimate and the July 17, 2007 agreement with Ashford, Intercreditor Agreements were also entered into, or are currently being negotiated, by and between Westrec, Comerica, Ultimate and Ashford to establish a priority for security interests in the Company’s assets. In these agreements, Comerica subordinated its security interest to Ultimate in accounts factored by Ultimate. Comerica also subordinated its security interest in all assets to Ashford. Ultimate subordinated its security interest in purchase orders financed by Ashford. Westrec subordinated its security interest to Ultimate in accounts factored by Ultimate.  Westrec and Ashford are currently negotiating the terms of their Intercreditor Agreement regarding security interests in the Company’s assets.

On July 9, 2007, Westrec and The Company entered into an amendment to the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006, as amended (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each Direct Loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of August 10, 2007, $1,020,000 of advances had been made under this amended Agreement.

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

Results of Operations for the Three Months Ended June 30, 2007 and June 30, 2006.

Net sales for the three months ended June 30, 2007 were $1,112,295, a decrease of $570,270 or 34% over net sales for the prior year quarter of $1,682,565. The net sales decrease of $570,270 was primarily attributable to late product deliveries from the Company’s overseas factories. These late deliveries resulted in the cancellation of some of the Company’s sales.  The late deliveries were caused by late payments to the factories due to the Company’s continuing cash flow issues.

Gross profit for the three months ended June 30, 2007 was $61,196 or 5.5% of net sales. This low gross margin was partially caused by late deliveries from our suppliers, which was caused by the Company’s inability to open Letters of Credit to the factories on a timely basis due to lack of availability in our line of credit, which forced the Company to significantly discount wholesale prices to our customers.  We also have agreed to guarantee certain customers a specific gross profit margin on their sales of our products. The gross profit for the three months ending June 30, 2007 includes a negotiated sales allowance of $120,100 to one of our customers. In addition, gross profit for the quarter also includes a charge of $118,349 as an additional inventory reserve for slow moving inventory. Gross profit for the three months ended June 30, 2006 was $204,879 or 12.2% of net sales and was also impacted by late deliveries from our Chinese suppliers, forcing us to discount wholesale prices to our customers, but not as deep of a discount as in the second quarter 2007.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses decreased to $1,896,578 in the three months ended June 30, 2007 from $2,376,942 in 2006, for a decrease of $480,364. The decrease in operating expenses is attributable primarily to a decrease in selling, general and administrative costs. This decrease in selling, general and administrative was generally due to cost cutting measures put into place to conserve the Company’s cash resources. Cost of samples used by our designers decreased $177,152. Factor fees decreased $64,963 as a result of the lower sales. In additions, travel expense decreased $86,767, investor relations expense decreased by $93,966, professional fees decreased $250,977. Payroll increased $179,544 as we added additional staff to manage the additional brands licensed by the Company. Royalties increased $118,635 as our minimum payments under the certain of the license agreements increased.

In December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. In accordance with the provisions of FSP EITF 00-19-2, we have elected early adoption and, effective January 1, 2006, reclassified our warrant liability to equity. Accordingly, there was no current year income/expense associated with such warrants. In accordance with FSP EITF 00-19-2, retrospective application is prohibited and therefore all amounts recorded during the period ended June 30, 2006 have not been restated.

The net loss for the three months ended June 30, 2007 is $2,596,252 compared to a net loss of $417,789 for the same period in 2006 for an increased loss of $2,178,463 primarily as a result of prior year accounting for derivatives. The loss from operations was $1,835,382 during the three months ended June 30, 2007 compared to a loss from operations of $2,172,063 for the three months ended June 30, 2006. The decrease in the loss from operations was primarily due to the decrease in operating expenses, as described above, for the three months ended June 30, 2007 of $480,364, compared to the same period in 2006. The Company recorded in other expenses for the three months ended June 30, 2007 charges totaling $760,870. These charges included $320,000 to record the fair value of warrants issued as guarantees and interest expense of $440,354. In the three month period ended June 30, 2006, the Company recorded in other expenses amortization of $1,334,533 for the estimated fair value of stock warrants. These charges included $1,220,000 to record the fair value of warrants issued as damages for the late filing and late effectiveness of the Registration Statements on Form SB-2 with the SEC and $114,533 related to the amortization of warrants issued with certain convertible notes.

Results of Operations for the Six Months Ended June 30, 2007 and June 30, 2006.

Net sales for the six three months ended June 30, 2007 were $3,326,464, an increase of $643,040 or 23.9% over net sales for the prior year of $2,683,424. The net sales increase of $643,040 was attributable to the 5 new brands launched in the third quarter of 2006.

Gross loss for the six months ended June 30, 2007 was $66,929 or (2.0%) of net sales. This loss in gross margin was caused primarily by late deliveries from our suppliers, which was caused by the Company’s inability to open letters of credit to the factories on a timely basis due to lack of availability in our line of credit, which forced the Company to significantly discount wholesale prices to our customers. We also have agreed to guarantee certain customers a specific gross profit margin on their sales of our products. The gross profit for the six months ended June 30, 2007 includes a negotiated sales allowance of $120,100 to one of our customers. In addition, gross profit for the period also includes a charge of $118,349 as an additional inventory reserve for slow moving inventory. Also contributing to the negative gross margin in the 2007 period, the Tyler brand sold prior season’s inventory at sales prices that were below cost. Gross profit for the six months ended June 30, 2006 was $431,038 or 16.1% of net sales and was also impacted by late deliveries from our Chinese suppliers forcing us to discount wholesale prices.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses increased to $4,270,363 in the six months ended June 30, 2007 from $4,029,592 in 2006, for an increase of $240,771. The increase in operating expenses is attributable primarily to an increase in payroll costs of $367,161 as the result of building a sales and administrative staff in support of the additional brands. Royalties increased $286,530 due to increases in our minimum payments. Selling, general and administrative expenses decreased $412,920. Professional fees decreased $321,697 due to reduced utilization of investor relations and legal fees. Factor fees decreased $51,190 as a result of lower sales. Advertising expense decreased $43,845. Travel expense decreased $75,964 and cost of samples decreased $126,734.

The net loss for the six months ended June 30, 2007 is $7,239,958 compared to a net loss of $5,209,966 for the same period in 2006 for an increased loss of $2,026,992 primarily as a result of prior year accounting for derivatives. The loss from operations was $4,337,292 during the six months ended June 30, 2007 compared to a loss from operations of $3,598,554 for the six months ended June 30, 2006. The increase in the loss from operations was primarily due to the increase in operating expenses of $240,771 and the negative gross profit of $66,929 for the six months ended June 30, 2007 compared to the same period in 2006. The Company recorded in other expenses for the six months ended June 30, 2007 charges totaling $2,901,866. These charges included $2,088,000 to record the fair value of warrants issued as guarantees and interest expense of $813,350. In the six month period ended June 30, 2006, the Company recorded in other expenses net charges totaling $1,574,916 associated with the issuance of stock warrants. Theses charges included a gain of $964,000 to record the fair value of the derivative warrant liabilities, a net gain of $276,000 related to the settlement of penalty warrants, expense of $2,234,000 for stock warrants issued as penalties for the late filing and late effectiveness of the Registration Statement on Form SB-2with the SEC and $580,916 for amortization of the estimated fair value of stock warrants and beneficial conversion feature.

Liquidity and Capital Resources

During the six months ended June 30, 2007, Company’s net cash position increased by $7,269 to $139,176. The Company’s financing activity provided net cash of $3,476,800 for the six months ended June 30, 2007, primarily through borrowings on the line of credit of $4,454,494. Advances from the factor in the six month period were $3,823,631 and payments to the factor were $4,780,976.

Net cash used in operating activities for the six months ended June 30, 2007 was $3,461,393, an increase of $667,670 from the $2,793,723 used in operating activities in the prior year period. The net loss of $7,239,958 was the major contributor to the use of cash in the six month period ended June 30, 2007.

The Company had investing activities relating to the purchase of property and equipment for the six months ended June 30, 2007 of $8,138. In the 2006 period, the net cash used was $246,224.

Financing Activities

We are financing our operations primarily with the proceeds from our line of credit. With the exception of 2004, when we sold the Nicole Miller License resulting in a gain for the year, we have incurred net losses as a result of sales, design, and administrative staffing expenses in support of our operations.

On February 27, 2007, we amended our Master Revolving Note (the “Note”) dated September 18, 2006, to increase the borrowing base from an aggregate of $5.0 million to $6.5 million, payable in whole or in part upon demand at a per annum rate equal to the Lender’s prime rate plus 1% per annum secured by deposits with the Lender. The note replaces previously issued notes by the bank. Upon default, we are required to pay an additional 3% interest per annum.

On April 10, 2007, the Company amended its Note (the “April Amendment”) to increase the borrowing base from an aggregate of $6.5 million to $8.5 million.  In connection with the April Amendment, the Company entered into an amendment of the Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee additional advances under the Comerica Loan of up to an aggregate of $2,000,000, which advances are drawn no later than August 3, 2007, provided that at the time of each advance certain representations, warranties, and conditions are all satisfied.

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

In July 2007, the Company was verbally informed by its accounts receivable factor, CIT, that it was placing a limit of $1,000,000 on funds in use for that facility.  CIT placed this limit on borrowings due to the Company’s uncertain financial condition and ability to raise additional capital to continue operations.

On July 25, 2007, the Company entered into a new accounts receivable factoring agreement with Ultimate Financial Solutions, LLC (“Ultimate”). The Company agreed to sell and assign to Ultimate all accounts arising from the sale of inventory. At the Company’s request, Ultimate may advance funds to the Company at up to 80% of the factor risk accounts. The Company is charged a factoring fee of .85% on gross invoice amounts. Interest is charged based on the daily debit balances in the funds in use account for the month, at a rate equal to 1.5% above the Prime Rate as published from time to time in the Wall Street Journal. In connection with this agreement, on July 30, 2007, Ultimate paid CIT for the outstanding balance of funds in use by the Company on that day. As a result, the Company’s liability for this amount was effectively transferred from CIT to Ultimate and the CIT agreement was terminated.  The loans under this agreement are secured by substantially all of the Company’s assets. The loans are personally guaranteed by the principal member of Westrec and a director and shareholder of the Company.

On July 17, 2007, the Company entered into an agreement with Ashford Finance, LLC (“Ashford”), whereby Ashford will provide up to $5,000,000 of purchase order financing relating to the Company’s purchases of its products from foreign manufacturers. Ashford will finance an amount up to 90% of the Company’s end buyer’s purchase orders relating to the Company’s purchase order place with the foreign manufacturer. The Company is charged an Account Management Fee equal to 1.5% per month for Letters of Credit opened by Ashford on behalf of the Company when the amount equals up to 75% of the Company’s related customer purchase orders. The Account Management Fee will increase to 2.5% for Letters of Credit when the amount is in excess of 75% of the related customer purchase order, but in no event will the Letter of Credit amount be greater than 90% of the related customer purchase orders. All loans will also bear interest at the rate of 2% per annum above the Prime Rate as published time to time by the Wall Street Journal. The agreement requires minimum usage during the first twelve months of $3,000,000. If the Company cancels the agreement or fails to open letter of credit that equal the minimum usage, the Company is required to pay all fees under the agreement for the full minimum amount. The loans are secured by virtually all of the Company’s assets. Transactions financed under this agreement are guaranteed by two of the company’s directors and shareholders, but only in the event that fraud may have occurred.

In connection with the July 20, 2007 agreement with Ultimate and the July 17, 2007 agreement with Ashford, Intercreditor Agreements were also entered into, or are currently being negotiated, by and between Westrec, Comerica, Ultimate and Ashford to establish a priority for security interests in the Company’s assets. In these agreements, Comerica subordinated its security interest to Ultimate in accounts factored by Ultimate. Comerica also subordinated its security interest in all assets to Ashford. Ultimate subordinated its security interest in purchase orders financed by Ashford. Westrec subordinated its security interest to Ultimate in accounts factored by Ultimate.  Westrec and Ashford are currently negotiating the terms of their Intercreditor Agreement regarding security interests in the Company’s assets.

On July 9, 2007, Westrec and The Company entered into an amendment to the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006, as amended (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each Direct Loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of August 10, 2007, $1,020,000 of advances had been made under this amended Agreement.

Licenses

For the rights to use trademarks, the Company has entered into licensing agreements with various licensors. The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

As of June 30, 2007, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements in the event of default, as defined.

Minimum annual guaranteed royalty payments are as follows:

Years ending December 31,
2007 (6 months remaining)	$650,000
2008	1,510,000
2009	1,935,000
2010	1,625,000
2011	1,748,000
$7,468,000

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

Stock Based Compensation

At June 30, 2007, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payment , using the modified-prospective transition method. Under this transition method, compensation cost required to be recognized in the periods ended subsequent to January 1, 2006 will include: (a) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $7,239,958 for the six months ended June 30, 2007, and has a working capital deficit of $10,152,559 and a stockholders’ deficit of $10,828,924 at June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern where it raises capital in very near future. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining sufficient debt or equity financing in the future. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our condensed consolidated financial statements as of June 30, 2007 and for the each of the six month periods ended June 30, 2007 and 2006 fairly present in all material respects our financial condition and results of operations.

There were no other changes to the internal controls during the quarter ended June 30, 2007 that have materially affected or that are reasonably likely to affect the internal controls.

Limitations on the Effectiveness of Controls

The Company's management, including the CEO and Interim CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

William Bradhan and Richard Traweek v. The Fashion House, Inc., John Hanna

This matter was filed October 26, 2005, seeking damages for breach of contract and fraud regarding oral arrangements with the Company’s subsidiary. On April 10, 2007, a Notice of Entry of Judgment was filed with the court for the amount of $460,000, which includes interest at 10% per year.  No appeal was filed and the Company intends to negotiate a reduced settlement and expects that the matter can be resolved. In connection with this judgment, the Company has accrued $300,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet based on management’s best estimate of the ultimate settlement of this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2007, the Company issued Westrec an amended warrant to purchase 11,000,000 shares of the Company’s common stock at an exercise price of $0.40. The warrant vested upon grant and is exercisable through September 2013.

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

The Fashion House Holdings, Inc.

Date: August 14, 2007	By:	/s/ John Hanna
John Hanna
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer