Form 10QSB
period 2007-09-30
FASHION HOUSE HOLDINGS INC
filed 2007-11-15
CIK 797329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Common Stock Outstanding as of November 15, 2007: 24,887,063 shares

Transitional Small Business Disclosure Format: Yes ☐   No ☑

The Fashion House Holdings, Inc

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash	$17,730
Accounts receivable, net of allowance of $61,675	1,349,664
Inventories	1,170,060
Prepaid expenses	533,887
Total current assets	3,071,341
Property and equipment, net	354,214
Deposits	28,021
TOTAL ASSETS	$3,453,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Line of credit borrowings	$8,500,000
Accounts payable and accrued expenses	3,346,580
Accrued payroll and related	263,467
Due to factor	950,884
Accrued interest	616,853
Notes payable	1,920,293
Deferred revenue	28,684
Current portion of capital lease obligations	2,952
Total current liabilities	15,629,713
Long-term liabilities:
Capital lease obligation, net of current portion	5,626
Warrant liability	2,825,000
Notes payable to stockholders	1,090,100
Total liabilities	19,550,439
Commitments and contingencies
Stockholders’ deficit:
Common stock, no par value;
100,000,000 shares authorized;
24,887,063 shares issued and outstanding	17,847,701
Accumulated deficit	(33,944,564)
Total stockholders’ deficit	(16,096,863)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,453,576

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Net sales	$5,093,725	$5,942,948
Cost of sales	5,352,594	4,369,699
Gross (loss) profit	(258,869)	1,573,249
Operating expenses:
Selling, general and administrative	3,018,343	4,451,160
Payroll and related	2,027,722	1,882,862
Royalties	915,134	531,272
Total operating expenses	5,961,199	6,865,294
Loss from operations	(6,220,068)	(5,292,045)
Other income (expense):
Interest expense, net of interest income	(11,298,029)	(3,598,404)
Gain on settlement of penalty warrants	-	276,000
Change in fair value of derivative liabilities	6,322,000	1,731,000
Total other income (expense)	(4,976,029)	(1,591,404)
Loss before income taxes	(11,196,097)	(6,883,449)
Income taxes	800	800
Net loss	$(11,196,897)	$(6,884,249)
Basic and diluted net loss per share	$(0.45)	$(0.29)
Weighted average shares outstanding — basic and diluted	24,887,063	23,555,191

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Net sales	$1,767,261	$3,259,524
Cost of sales	1,959,201	2,117,313
Gross (loss) profit	(191,940)	1,142,211
Operating expenses:
Selling, general and administrative	818,811	1,838,708
Payroll and related	597,606	819,907
Royalties	274,419	177,087
Total operating expenses	1,690,836	2,835,702
Loss from operations	(1,882,776)	(1,693,491)
Other income (expense):
Interest expense, net of interest income	(8,396,163)	(749,792)
Gain on settlement of penalty warrants	-	-
Change in fair value of derivative liabilities	6,322,000	769,000
Total other income (expense)	(2,074,163)	19,208
Loss before income taxes	(3,956,939)	(1,674,283)
Income taxes	-	-
Net loss	$(3,956,939)	$(1,674,283)
Basic and diluted net loss per share	$(0.16)	$(0.07)
Weighted average shares outstanding — basic and diluted	24,887,063	24,887,063

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,196,897)	$(6,884,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,757	104,831
Bad debt expense	66,637	131,258
Estimated fair value of stock issued for services	-	36,750
Amortization of estimated fair value of warrants and BCF	-	3,469,333
Estimated fair value of warrants	9,924,000	-
Change in fair value of warrant liabilities	(6,322,000)	(1,731,000)
Gain on settlement warrants	-	(276,000)
Change in operating assets and liabilities:
Accounts receivable	1,000,531	(2,586,866)
Inventories	415,142	(1,287,597)
Prepaid expenses	(309,586)	(54,159)
Deposits	-	45,852
Accounts payable and accrued expenses	229,750	1,834,698
Accrued payroll	63,111	-
Deferred revenue	28,684	-
Accrued interest	348,474	18,114
Net cash used in operating activities	(5,634,397)	(7,179,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,611)	(249,594)
Net cash used in investing activities	(8,611)	(249,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable to stockholder	(4,000)	(25,000)
Proceeds from issuance of common stock, net of issuance costs	-	4,187,762
Proceeds from line of credit, net	4,526,576	4,238,322
Proceeds from notes payable	1,640,000	1,225,000
Repayments of notes payable	(15,000)	(1,600,000)
Repayments of capital lease	(2,352)	-
Advances from factor	5,737,949	2,542,798
Payments to factor	(6,354,342)	(2,860,970)
Net cash provided by financing activities	5,528,831	7,707,912
Net change in cash	(114,177)	279,283
Cash, beginning of the period	131,907	76,680
Cash, end of the period	$17,730	$355,963

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,028,911	$119,891

Cash paid during the period for income taxes	$800	$800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Estimated fair value of warrants issued in connection with certain notes payable	$-	$446,000

Estimated fair value of common stock issued for prepaid services	$-	$36,750

Accrued liabilities converted to notes payable	$191,393	$-

Reclassification of derivative liabilities	$9,147,000	$740,000

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realizability of receivables and inventories, recoverability of long-lived assets, valuation of common stock, derivative liabilities and warrants to purchase common stock and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net operating losses for the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005, and 2004, and has a working capital deficit of $12,558,372 and a stockholders’ deficit of $16,096,863 at September 30, 2007.

The Company’s success is dependent upon numerous items, among which are the Company’s successful growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its ability to obtain financing for operations, for which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations or liquidate its assets. No assurance can be given that the Company can achieve or maintain profitable operations.

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

Two and ten customers accounted for 49% and 63% of sales during the nine months ended September 30, 2007 and 2006, respectively, and three and seven customers accounted for 68% and 58% of sales during the three months ended September 30, 2007 and 2006, respectively.

The Company assigns the majority of its trade accounts receivable to a factor (see Note 2). The Company also makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At September 30, 2007, the Company established an allowance for doubtful accounts of $61,675.

Four customers accounted for 79% of accounts receivable as of September 30, 2007.

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the discounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At September 30, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in future impairment of long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, accrued payroll and related, due to factor, accrued interest and notes payable. The carrying value for all such instruments approximates fair value at September 30, 2007 due to their short maturities.

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

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 62,959,613 and approximately 3,550,000 at September 30, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Basic and diluted loss per common share is computed as follows:

	Three Months Ended September 30,
	2007			2006
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(3,956,939)	24,887,063	$(0.16)	$(1,674,283)	24,887,063	$(0.07)

Effect of Dilutive Securities
None

Diluted EPS
Loss available to common stockholders	$(3,956,939)	24,887,063	$(0.16)	$(1,674,283)	24,887,063	$(0.07)

	Nine Months Ended September 30,
	2007			2006
	Loss	Shares	Per-Share	Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Loss available to common stockholders	$(11,196,897)	24,887,063	$(0.45)	$(6,884,249)	23,555,191	$(0.29)

Effect of Dilutive Securities
None

Diluted EPS
Loss available to common stockholders	$(11,196,897)	24,887,063	$(0.45)	$(6,884,249)	23,555,191	$(0.29)

Stock-Based Compensation

As of September 30, 2007, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

In accordance with the provisions of FSP EITF 00-19-2, the Company elected early adoption of this statement. As of January 1, 2006, the Company recorded the warrant liability of $904,000 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. In recording the entry, the Company credited $688,000 to common stock which represents the estimated fair value of these warrants on the date of issuance and a credit to accumulated deficit of $216,000 which represents the difference between the estimated fair value of these warrants at the date of issuance and the estimated fair value as of December 31, 2005. However, as retrospective application of FSP EITF 00-19-2 is prohibited, the Company has not restated the amounts presented as of September 30, 2006.

As a result of unsuccessful fund raising efforts, the Company modified an existing warrant (the “Modification”) and therefore did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments (see Note 7). Therefore, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To, And Potentially Settled In, A Company's Own Stock, as a result of the Modification, the Company was required to classify all non-employee options and warrants as derivative liabilities, totaling $9,147,000 as of the Modification date, and record them at their fair values at such date. Any change in fair value is required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company has a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At the date of the Modification, the Company reclassified the fair value of non-employee options and warrants of $9,147,000 from additional paid-in capital to derivative liability. During the nine months ended September 30, 2007, the Company recognized other income of $9,132,000 related to recording the derivative liability at fair value. At September 30, 2007, the derivative liability balance is $2,825,000.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the period ended September 30, 2007: dividend yield of 0%; annual volatility of 388.6%; and risk free interest rate of 4.71%.

The following is a summary of the changes to the derivative liability during the nine months ended September 30, 2007:

Derivative liability, January 1, 2007	$-
Derivative liability added during 2007	9,147,000
Change in fair value	(6,322,000)
Derivative liability, September 30, 2007	$2,825,000

Recently Adopted Accounting Standards

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

Recent Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, and is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

NOTE 2 — ACCOUNTS RECEIVABLE FACTORING AND PURCHASE ORDER FINANCING

On May 3, 2006, the Company entered into a factoring agreement with CIT Commercial Services (“CIT”), as amended, which was terminated in July 2007 (see below). The Company was charged a factoring fee of 1% on gross invoice amounts. The Company agreed to sell and assign to CIT all accounts arising from the sale of inventory, including those under any trade name, through any divisions, and through any selling agent.

At the Company’s request, and at CIT’s sole discretion, CIT advanced funds to the Company at up to 80% of the factor risk accounts. The advance request form was required to be fully executed by the Company and Westrec Capital Partners, LLC (see Note 8). Interest was charged based on the daily debit balances in the funds in use account for the month, at a rate equal to the greater of the sum of 2% plus the J P Morgan Rate, or 6% per annum.

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

At September 30, 2007, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$1,361,062
Advances from factors	(950,884)

Amounts due from factors	410,178

Unfactored accounts receivable	50,277
Allowance for returns	(61,675)
$398,780

During the nine months ended September 30, 2007 and 2006, factoring fees incurred totaled $68,240 and $59,360 respectively.

On July 17, 2007, the Company entered into an agreement with Ashford Finance, LLC (“Ashford”), whereby Ashford will provide up to $5,000,000 of purchase order financing relating to the Company’s purchases of its products from foreign manufacturers. Ashford will finance an amount up to 90% of the Company’s end buyer’s purchase orders relating to the Company’s purchase order placed with the foreign manufacturer. The Company is charged an Account Management Fee equal to 1.5% per month for Letters of Credit opened by Ashford on behalf of the Company when the amount equals up to 75% of the Company’s related customer purchase orders. The Account Management Fee will increase to 2.5% for Letters of Credit when the amount is in excess of 75% of the related customer purchase order, but in no event will the Letter of Credit amount be greater than 90% of the related customer purchase orders. All loans will also bear interest at the rate of 2% per annum above the Prime Rate as published time to time by the Wall Street Journal. The agreement requires minimum usage during the first twelve months of $3,000,000. If the Company cancels the agreement or fails to open letter of credit that equal the minimum usage, the Company is required to pay all fees under the agreement for the full minimum amount. The loans are secured by virtually all of the Company’s assets. Transactions financed under this agreement are guaranteed by two of the company’s directors and shareholders, but only in the event that fraud may have occurred. Purchase order financing transactions under this agreement began subsequent to September 30, 2007.

In connection with the July 20, 2007 agreement with Ultimate and the July 17, 2007 agreement with Ashford, Intercreditor Agreements were also entered into by and between Westrec, Comerica, Ultimate and Ashford to establish a priority for security interests in the Company’s assets. In these agreements, Comerica subordinated its security interest to Ultimate in accounts factored by Ultimate. Comerica also subordinated its security interest in all assets to Ashford. Ultimate subordinated its security interest in purchase orders financed by Ashford. Westrec subordinated its security interest to Ultimate in accounts factored by Ultimate.  Westrec subordinated its security interest in receivables, as defined, to Ashford. Westrec subordinated to Ashford its security interest in inventory financed by Ashford. With regard to inventory other than inventory financed by Ashford, security interests of Ashford and Westrec rank pari passu with one another. Ashford’s lien and security interest in all other assets and collateral is subordinate to Westrec’s security interest (other than receivables or inventory).

NOTE 3 — NOTES PAYABLE TO STOCKHOLDERS

The Company borrowed funds from two founding stockholders for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of September 30, 2007, outstanding borrowings totaled $1,090,100, and accrued interest totaled $271,072. As of November 14, 2007, no demand for repayment has been made. Interest expense on the notes totaled $65,279 and $65,363 for the nine months ended September 30, 2007 and 2006, respectively.  The balance above includes a note payable issued during the nine months ended September 30, 2007 totaling $121,100 in connection with amounts previously accrued.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Licensing Agreements

For the rights to use trademarks, the Company has entered into licensing agreements with various licensors.

The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

As of September 30, 2007, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon events of default, as defined.

Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2007 (3 months)	$182,000
2008	1,510,000
2009	1,935,000
2010	1,625,000
2011	1,748,000
$7,000,000

Indemnities and Guarantees

The Company and its subsidiary have made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company and its subsidiary indemnifies its directors, officers, employees and agents, as permitted under the laws of the States of Colorado and Delaware. In connection with its facility lease, the Company has indemnified its lessors for certain claims arising from the use of the facilities. Additionally, the Company indemnifies its factor and licensors under the factoring and license agreements, respectively, against certain claims as a result of the violation of any law. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.

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

Artful Mind

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Based on the event of a default, of not timely paying the final two payments, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. On October 2, 2007, a default judgment was entered for $315,055, including interest and court costs. The Company has included this amount as accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

TCK Designs, LTD.

On May 11, 2007, a complaint was filed in New York by TCK Designs, LTD alleging breach of contract for terminating a purported one year agreement without making payment to the Plaintiff. The plaintiff sought damages in the amount of $37,500, plus legal fees and interest. A default judgment was entered on September 24, 2007. The Company believes that it was not properly served with the Application for Judgment by Default. On October 31, 2007, an Order to Show Cause with Temporary Restraints was filed in New Jersey, barring the Company’s public warehouse in New Jersey from moving goods stored at that location. On November 5, 2007, at the Company’s request, the Court granted a partial release on the restraining order allowing the Company to continue shipping goods from the public warehouse.  The Company is required to maintain $100,000 of goods at the warehouse and a cash deposit of $40,000 in its attorney’s trust account. The Company has the option of placing as additional $20,000 in the attorney trust account to fully release all goods in the warehouse.  The Company believes that it has sufficient grounds to have the default judgment set aside, and also to have the case for breach of contract dismissed.

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

NOTE 5 — NOTES PAYABLE

In July 2005, the Company issued a note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest were due in April 2006, as amended. In connection with the issuance of the July 11% Note, the Company issued a warrant to purchase an aggregate of 1,100,000 shares of the Company’s common stock. The warrants vested upon grant, have an exercise price of $1.00 per share and expire in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company issued warrants to purchase an aggregate of 110,000 and 770,000 shares of the Company’s common stock during the nine months ended September 30, 2007 and 2006, respectively, as penalties for not registering the underlying shares timely, as defined (see Note 7). The penalty warrants ceased in January 2007, as the related registration statement was declared effective. The warrants issued during the six months ended June 30, 2007 and 2006, for penalties, had fair values totaling $58,000 and $1,099,000, respectively, as determined under SFAS No. 123 and recorded such as interest expense upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015. The July 11% Note and accrued interest were repaid in March 2006.

 On July 6, 2006, the Company issued a note payable totaling $300,000 with a maturity date of August 20, 2006, and bearing interest at the prime rate plus 5% (the “July Note”). In connection with the issuance of the July Note, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock. The warrant is immediately exercisable, has an exercise price of $1.00 and expires in July 2016. The warrant had a relative fair value of $33,000, as determined under SFAS No. 123 and the Company recorded such as debt discount. The Company amortized the debt discount to interest expense during 2006. The Company repaid $75,000 on the note and the maturity date was extended to August 20, 2007. On September 21, 2007, the Company received a written demand for payment on this note. As of November 14, 2007, no payment has been made.

On February 8, 2007, the Company issued a note payable totaling $70,293 in connection with services rendered, which bears interest at 1.5% per month. The Company is required to make monthly principal payments of $15,000 through maturity in July 2007. Only one monthly payment has been made on this note since its inception. As a result, the note is currently in default. At September 30, 2007, the outstanding balance was $55,293.

NOTE 6 - LINE OF CREDIT

On July 27, 2006, the Company and Westrec Capital Partners, LLC (“Westrec”) entered into an agreement (the “Credit Enhancement Agreement”) whereby Westrec and its managing partner (“Guarantors”) have provided credit guarantees to the lender sufficient to enable the bank to make advances to the Company (see below). In connection with each advance, the Company paid a fee of 5.0% of each draw to Westrec.

On September 18, 2006, the Company entered into a Master Revolving Note (the “Note”) with  a bank (the “Lender”) to borrow funds from time to time, at the Lender’s discretion, up to an aggregate of $5.0 million, payable in whole or in part upon demand, at a per annum rate equal to the Lender’s prime rate plus 1% per annum secured by deposits with the Lender. The note replaces previously issued notes by the lender. Upon default, the Company is required to pay an additional 3% interest per annum (the “Default Increase”). In connection with entering into the Note, the Company entered into a Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee the Company’s obligations existing on or before the date that is the earliest of (i) 180 days following the closing of the Note with the Lender, (ii) the termination of Guarantor’s obligations, or (iii) the Company’s repayment in full of the amounts outstanding under Note, as defined. Additionally, pursuant to the terms of the Credit Enhancement Agreement, the Company has agreed to pay the following fees: upon any issuance of a letter of credit by the Lender that is guaranteed by a Guarantor, the Company will pay Westrec 2% of the face amount of the letter of credit; as long as any amount is outstanding on the Note that is guaranteed by a Guarantor, revolving line-of-credit based fees equal to the difference between (a) the sum of 20%, plus (if applicable) the Default Increase (as noted above), or (b) the sum of the Lender’s prime rate plus11.75% per annum , plus (if applicable) the Default Increase (as noted above). In addition, the Company pays a monthly credit monitoring fee of $5,000 for each calendar month up to and including the month of termination. Effective June 1, 2007, the monthly monitoring fee was increased to $9,000 per month. The increase of $4,000 is being accrued and not paid at this time.  Any payments that are deemed late are subject to an additional fee of 5% of each such late payment.

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

During the year ended December 31, 2006, in connection with the Credit Enhancement Agreement, the Company granted a seven-year warrant to purchase a total of 9,000,000 shares of common stock at a purchase price of $0.40 per share and expires in September 2013, as amended - see below. The warrant vested as follows: (i) 20% immediately, (ii) an additional 20% vests, as amended, 60 days after the date of the warrant, and on each succeeding 30 th day thereafter such that the entire warrant will vest on the 151 st day after the date of the warrant. The estimated fair value of the original warrant was $2,550,000, as determined under SFAS 123 and the Company was amortizing such amount to interest expense on a straight line basis over the life of the guarantee, of which $1,710,000 was expensed during the nine months ended September 30, 2007. However, the amount of interest expense recognized at any date will be at least equal to the portion of the grant date fair value of the vested amount.

Effective December 20, 2006, the Company entered into an amended credit enhancement agreement with Westrec, in which, among other things, Westrec agreed to extend its guarantee on behalf of the Company to amounts owed to the Lender and include its guarantee on amounts owed to CIT, the Company’s factor (see Note 2). In exchange for the additional concessions, the Company modified the warrants originally granted to Westrec to increase the number of warrants granted from 5,000,000 to 9,000,000 and decrease the exercise price from $0.65 to $0.40 and extended the maturity date of the guarantee to September 2007. The estimated fair value of the modification was $2,200,000, of which the Company amortized $792,000 to interest expense in the accompanying statements of operations during the nine month period ended September 30, 2007 related to this warrant, which was fully vested at March 31, 2007.

As the termination of the Credit Enhancement Agreement did not occur on September 14, 2007, the number of shares underlying the Warrant was and will be increased in the following amounts, which shares will be immediately vested: (i) an additional number of shares equal to 3% of the shares based on the number of warrants earned, as defined, on September 14, 2007, plus (ii) an additional number of shares equal to 5% of the shares based on the number of warrants earned, as defined, on October 14, 2007, plus (iii) an additional number of shares equal to 8% of the shares based on the number of warrants earned, as defined, on November 13, 2007, plus (iv) an additional number of shares equal to 10% of the shares based on the number of warrants earned, as defined, on December 13, 2007, and (v) an additional number of shares equal to 10% of the shares based on the number of warrants earned, as defined, every 30th day thereafter until the Agreement Termination Date occurs.  If the Company issues equity securities with a purchase price less than the current exercise price of the Warrant, then the exercise price of the Warrant will be reduced to such amount and the number of shares underlying the Warrant will be increased accordingly.  There is no maximum number of warrants to be issued under this agreement.  As of September 30, 2007, the Company issued warrants to purchase an aggregate of 2,445,583 shares of the Company’s common stock.  The warrants are exercisable at $0.05, vested upon grant, were valued at $73,000 (based on the Black Scholes option pricing model), expire through September 15, 2013 and were expensed as additional interest expense during the period ended September 30, 2007.

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

In consideration for this agreement, the Company issued to Westrec an amended Warrant Agreement dated April 10, 2007, to purchase a total of 11,000,000 shares of common stock at an exercise price of $0.40 per share. The Warrant vested upon grant and expires on September 15, 2013. In connection with the warrant modification, the Company recorded $320,000 of interest expense upon grant.  The Company agreed to increase the number of warrants issued under the April Amendment based on certain borrowing thresholds.  During the period ended September 30, 2007, the Company issued warrants to purchase an aggregate of 1,449,365 shares of common stock.  The warrants vested upon grant, had an exercise price of $0.05 per share, expire through September 15, 2013 and had a value of $43,000 (based on the Black Scholes option pricing model) and were recorded as additional interest expense during the period ended September 30, 2007.

On July 9, 2007, Westrec and The Company entered into a Letter Agreement to amend the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006, as amended (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each Direct Loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of November 15, 2007, $2,790,000 of advances had been made under this amended Agreement.

During the nine months ended September 30, 2007, the Company incurred total fees to Westrec of approximately $790,954, paid $658,713 and owes $132,241, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 7 — EQUITY TRANSACTIONS

Warrants

During the nine months ended September 30, 2007, the Company issued warrants to purchase approximately 110,000 shares of the Company’s common stock (see Note 5) in connection with liquidated damages clauses of certain registration rights agreements.

The Company failed to raise $4,000,000 of net proceeds from the sale of equity securities by August 3, 2007, as required by the amended Westrec warrant agreement. Accordingly, the exercise price of the warrant was reduced to $0.05 per share and the number of shares of common stock to be purchased was increased to 80,277,472. In connection with the warrant modification, the Company recognized as expense approximately $6,928,000 in August 2007. Based on the number of shares of common stock issuable upon exercise of the warrant and other potentially issuable shares, the Company determined that it does not have enough authorized shares to settle all such obligations and that feature was an embedded derivative instrument pursuant to SFAS No. 133. In addition, under the provisions of EITF Issue No. 00-19, the Company classified all other non-employee warrants as derivative liabilities and recorded them at their fair values at each balance sheet date until such time as the Company increased its authorized shares or it has enough authorized shares to settle the issuance of its convertible debt, options and warrants.

During the nine months ended September 30, 2007, warrants to purchase a total of 75,172,420 shares of common stock were granted to Westrec under the Amended and Restated Credit Enhancement Agreement, as amended on July 9, 2007 (see Note 6). As of September 30, 2007, Westrec had been granted a total of 84,270,188 warrants.

NOTE 8 — SUBSEQUENT EVENTS

The Company has experienced a declining market for its Blass footwear. As a result, the Company is currently negotiating with the Blass licensor to terminate the Blass license. It is expected that the Company will pay $90,000 to the licensor to make this termination effective. If this termination is completed, all future minimum royalty payments will be eliminated and the Company will no longer sell the Blass product, other than from existing inventory.

The Company is currently negotiating with the Tyler licensor to eliminate future minimum guaranteed royalty payments under the Tyler trademark license agreement.

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

Results of Operations for the Three Months Ended September 30, 2007 and September 30, 2006.

Net sales for the three months ended September 30, 2007 were $1,767,261, a decrease of $1,492,263 or 46% lower than the net sales for the prior year quarter of $3,259,524. The net sales decrease of $1,492,263 was primarily attributable to late product deliveries from the Company’s overseas factories. These late deliveries resulted in the cancellation of some of the Company’s sales.  The late deliveries were caused by late payments to the factories due to the Company’s continuing cash flow issues.

Gross loss for the three months ended September 30, 2007 was $191,940 or (10.9%) of net sales. This negative gross margin was partially caused by late deliveries from our suppliers, which was caused by the Company’s inability to open Letters of Credit to the factories on a timely basis due to lack of availability in our line of credit, which forced the Company to significantly discount wholesale prices to our customers.  In addition, the gross loss for the quarter also includes a charge of $363,951 as an additional inventory reserve for slow moving inventory. Gross profit for the nine months ended September 30, 2006 was $1,142,211 or 35% of net sales.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses decreased to $1,690,826 in the three months ended September 30, 2007 from $2,835,702 in 2006, for a decrease of $1,144,876. The decrease in operating expenses is attributable primarily to a decrease in selling, general and administrative costs of $1,019,897. This decrease in selling, general and administrative was generally due to cost cutting measures put into place to conserve the Company’s cash resources. Cost of samples used by our designers decreased $130,787, while the use of outside designers decreased by $191,761. In additions, travel and trade show expense decreased $117,108, investor relations expense decreased by $28,662, commissions to agents decreased $299,486, and professional fees decreased $114,435. Payroll decreased $144,860 as we reduced our staff to cut costs due to our negative cash flow. Royalties increased $97,332 as our minimum payments under the certain of the license agreements increased.

In December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. In accordance with the provisions of FSP EITF 00-19-2, we have elected early adoption and, effective January 1, 2006, reclassified our warrant liability to equity. Accordingly, there was no current year income/expense associated with such warrants. In accordance with FSP EITF 00-19-2, retrospective application is prohibited and therefore all amounts recorded during the period ended September 30, 2006 have not been restated.

The net loss for the three months ended September 30, 2007 is $3,956,939 compared to a net loss of $1,674,283 for the same period in 2006 for an increased loss of $2,282,656, primarily as a result of accounting for derivatives. The loss from operations was $1,882,776 during the three months ended September 30, 2007 compared to a loss from operations of $1,693,491 for the three months ended September 30, 2006. The increase in the loss from operations of $189,285 was due to a combination of the decrease in operating expenses, as described above, and the gross loss for the three months ended September 30, 2007 compared to the gross profit for the same three month period in 2006. The Company recorded in other expenses for the three months ended September 30, 2007 charges totaling $2,074,163. These charges include $9,147,000 expense to record the fair value of warrants issued as guarantees, $6,322,000 income to record the change in fair value of derivative liabilities, and interest expense of $554,163. In the three month period ended September 30, 2006, the Company recorded in other expenses amortization of $615,000 for the estimated fair value of stock warrants. These charges included $72,000 to record the fair value of warrants issued as damages for the late filing and late effectiveness of the Registration Statements on Form SB-2 with the SEC.

Results of Operations for the Nine Months Ended September 30, 2007 and September 30, 2006.

Net sales for the nine three months ended September 30, 2007 were $5,093,725, a decrease of $849,223 or 14.3% lower than the net sales for the prior year of $5,942,948. The net sales decrease of $849,223 was attributable to late product deliveries from the Company’s overseas factories. These late deliveries resulted in the cancellation of some of the Company’s sales.  The late deliveries were caused by late payments to the factories due to the Company’s continuing cash flow issues.

Gross loss for the nine months ended September 30, 2007 was $258,869 or (5.1%) of net sales. This loss in gross margin was caused primarily by late deliveries from our suppliers, which was caused by the Company’s inability to open letters of credit to the factories on a timely basis due to lack of availability in our line of credit, which forced the Company to significantly discount wholesale prices to our customers. We also have agreed to guarantee certain customers a specific gross profit margin on their sales of our products. The gross loss for the nine months ended September 30, 2007 includes negotiated sales allowances totaling $169,984 to several of our customers. In addition, gross loss for the period also includes a charge of $482,301 as an additional inventory reserve for slow moving inventory. Gross loss for the nine months ended September 30, 2006 was $1,573,249 or 26.5% of net sales and was also impacted by late deliveries from our Chinese suppliers forcing us to discount wholesale prices, but not nearly as much as for the nine months ended September 30, 2007.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses decreased to $5,961,199 in the nine months ended September 30, 2007 from $6,865,294 in 2006, for a decrease of $904,095. The decrease in operating expenses is attributable primarily to a decrease in selling, general and administrative expenses of $1,432,817. This decrease in selling, general and administrative was generally due to cost cutting measures put into place to conserve our cash resources. Investor relations decreased by $179,345, hotels and travel decreased $133,704, factor fees decreased $107,226, cost of samples decreased $271,460, outside design expense decreased $302,162, and commissions to agents decreased $368,716. Royalties increased $383,862 due to increases in our minimum payments.

The net loss for the nine months ended September 30, 2007 is $11,196,897, compared to a net loss of $6,884,249 for the same period in 2006 for an increased loss of $4,312,648, primarily as a result of accounting for derivatives. The loss from operations was $6,220,068 during the nine months ended September 30, 2007 compared to a loss from operations of $5,292,045 for the nine months ended September 30, 2006. The increase in the loss from operations of $928,023 was due to a combination of the decrease in operating expenses, as described above, and the gross loss for the nine months ended September 30, 2007 compared to the gross profit for the same three month period in 2006. The Company recorded in other expenses for the nine months ended September 30, 2007 charges totaling $4,976,029. These charges included $9,924,000 expense to record the fair value of warrants issued as guarantees, $6,322,000 income to record the change in fair value of derivative liabilities, and interest expense of $813,350. During the nine month period ended September 30, 2006, the Company recorded in other income (expense) a gain of $1,731,000 to record the fair value of the derivative warrant liabilities, a net gain of $276,000 related to the settlement of penalty warrants and amortization of 3,496,333 for the estimated fair value of warrants to purchase common stock and BCF. Theses changes included $2,431,000 to record the fair value of warrants issued as damages for late effectiveness of the Registration Statement on Form SB-2 with the SEC.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, Company’s net cash position decreased by $114,177 to $17,730. The Company’s financing activity provided net cash of $5,528,831 for the nine months ended September 30, 2007, primarily through borrowings on the line of credit of $4,526,576 and proceeds from notes payable of $1,640,000. Advances from the factor in the nine month period were $5,737,949 and payments to the factor were $6,354,342.

Net cash used in operating activities for the nine months ended September 30, 2007 was $5,634,397, a decrease of $1,544,638 from the $7,179,035 used in operating activities in the prior year period. The net loss of $11,196,897 was the major contributor to the use of cash in the nine month period ended September 30, 2007.

The Company had investing activities relating to the purchase of property and equipment for the nine months ended September 30, 2007 of $8,611. In the 2006 period, the net cash used was $249,594.

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

In connection with the July 20, 2007 agreement with Ultimate and the July 17, 2007 agreement with Ashford, Intercreditor Agreements were also entered into by and between Westrec, Comerica, Ultimate and Ashford to establish a priority for security interests in the Company’s assets. In these agreements, Comerica subordinated its security interest to Ultimate in accounts factored by Ultimate. Comerica also subordinated its security interest in all assets to Ashford. Ultimate subordinated its security interest in purchase orders financed by Ashford. Westrec subordinated its security interest to Ultimate in accounts factored by Ultimate.  Westrec subordinated its security interest in receivables, as defined, to Ashford. Westrec subordinated to Ashford its security interest in inventory financed by Ashford. With regard to inventory other than inventory financed by Ashford, security interests of Ashford and Westrec rank pari passu with one another. Ashford’s lien and security interest in all other assets and collateral is subordinate to Westrec’s security interest (other than receivables or inventory).

On July 9, 2007, Westrec and The Company entered into a Letter Agreement to amend the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006, as amended (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each Direct Loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of November 15, 2007, $2,790,000 of advances had been made under this amended Agreement.

Licenses

For the rights to use trademarks, the Company has entered into licensing agreements with various licensors. The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

As of September 30, 2007, the Company has rights to use ten trademarks as evidenced by licensing agreements entered into with Richard Tyler, Tyler, Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements in the event of default, as defined.

Minimum annual guaranteed royalty payments are as follows:

Years ending December 31,
2007 (3 months remaining)	$182,000
2008	1,510,000
2009	1,935,000
2010	1,625,000
2011	1,748,000
$7,000,000

The Company has experienced a declining market for its Blass footwear. As a result, the Company is currently negotiating with the Blass licensor to terminate the Blass license. It is expected that the Company will pay $90,000 to the licensor to make this termination effective. If this termination is completed, all future minimum royalty payments will be eliminated and the Company will no longer sell the Blass product, other than from existing inventory.

The Company is currently negotiating with the Tyler licensor to eliminate future minimum guaranteed royalty payments under the Tyler trademark license agreement.

Future Liquidity

Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We believe the key factors to our liquidity in 2008 will be our ability to successfully execute on our plans to increase sales levels. There is no assurance that the Company will be able to increase sales levels. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.

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

Stock Based Compensation

At September 30, 2007, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

In accordance with the provisions of FSP EITF 00-19-2, the Company elected early adoption of this statement. As of January 1, 2006, the Company recorded the warrant liability to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. However, as retrospective application of FSP EITF 00-19-2 is prohibited, the Company has not restated the amounts presented as of September 30, 2006.

As a result of unsuccessful fund raising efforts, the Company modified an existing warrant (the “Modification”) and therefore did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments (see Note 7. Therefore, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To, And Potentially Settled In, A Company's Own Stock, as a result of the Modification, the Company was required to classify all non-employee options and warrants as derivative liabilities and apply the same accounting treatment as noted above until the Company has a sufficient number of authorized shares.

Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $11,196,897 for the nine months ended September 30, 2007, and has a working capital deficit of $12,558,372 and a stockholders’ deficit of $16,096,863 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern where it raises capital in very near future. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining sufficient debt or equity financing in the future. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Controls and Procedures

Evaluation of Disclosure and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls

As discussed in detail in our annual report on Forms 10-KSB for the year ended December 31, 2006, and subsequent quarterly reports on Forms 10-QSB, during the second and third quarter of 2007 we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting that originally affected our year-end and quarterly filings for period ended December 31, 2006. To remediate these material weaknesses, we made the following improvements:

During the period ended September 30, 2007, the Company retained qualified internal accounting personnel and actively engaged qualified external accounting professionals to provide the company with up to date current guidance with respect to financial reporting and complex accounting issues affecting debt and equity-based transactions.

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

Artful Mind

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Based on the event of a default, of not timely paying the final two payments, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments.. On October 2, 2007, a default judgment was entered for $315,055, including interest and court costs. The Company has included this amount as accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet

TCK Designs, LTD.

On May 11, 2007, a complaint was filed in New York by TCK Designs, LTD alleging breach of contract for terminating a purported one year agreement without making payment to the Plaintiff. The plaintiff sought damages in the amount of $37,500, plus legal fees and interest. A default judgment was entered on September 24, 2007. The Company believes that it was not properly served with the Application for Judgment by Default. On October 31, 2007, an Order to Show Cause with Temporary Restraints was filed in New Jersey, barring the Company’s public warehouse in New Jersey from moving goods stored at that location. On November 5, 2007, at the Company’s request, the Court granted a partial release on the restraining order allowing the company to continue shipping goods from the public warehouse.  The Company is required to maintain $100,000 of goods at the warehouse and a cash deposit of $40,000 in its attorney’s trust account. The Company has the option of placing as additional $20,000 in the attorney trust account to fully release all goods in the warehouse.  The company believes that it has sufficient grounds to have the default judgment set aside, and also to have case for breach of contract dismissed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company failed to raise $4,000,000 of net proceeds from the sale of equity securities by August 3, 2007, as required by the amended Westrec warrant agreement. Accordingly, the exercise price of the warrant was reduced to $0.05 per share and the number of shares of common stock to be purchased was increased to 80,277,472 from 10,034,684.
.
Between August 3, 2007 and September 30, 2007, 3,894,948 additional warrants for the purchase of common stock were granted to Westrec under the Amended and Restated Credit Enhancement Agreement, as amended on July 9, 2007. As of September 30, 2007, Westrec had been granted a total of 84,270,188 warrants.

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

The Fashion House Holdings, Inc.

Date: November 15, 2007	By:	/s/ John Hanna
John Hanna
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer