Form 10KSB
period 2007-12-31
FASHION HOUSE HOLDINGS INC
filed 2008-05-14
CIK 797329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commissions file number- 033-07075-LA

THE FASHION HOUSE HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

COLORADO	33-1079781
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16633 Ventura Blvd., 6th Floor, Encino, California	91436
(Address of principal executive offices)	(Zip Code)

(818) 907-0400
(Issuer’s telephone number)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

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

The Registrant’s revenues for the fiscal year ended December 31, 2007 were $6,579,335.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $199,097 as of the close of April 23, 2008.

As of April 23, 2008, the Registrant had 24,887,063 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any Annual Report on Form 10-KSB filed pursuant to Rule 424(b) or (c) of the Securities Act.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

The Fashion House Holdings, Inc.
FISCAL YEAR 2007 FORM 10-KSB ANNUAL REPORT

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

OUR COMPANY

We were incorporated in Colorado on April 22, 1986. Since our exchange reorganization and merger, effective as of August 19, 2005, our principal business is the design, development and marketing of women’s dress footwear with an emphasis on celebrity appeal, style, quality and fit. We target the moderate to premium-priced categories of the footwear industry in order to achieve strong gross margins. Our business centers on the licensing of recognized brand names. Our licensed brands have included Richard Tyler Couture (a high fashion line) tyler, Richard Tyler (a bridge line), Oscar by Oscar de la Renta (a more affordable designer line), O Oscar by Oscar de la Renta (a dress casual line for the young and price conscious), Blass by Bill Blass (moderate priced casual), Bill Blass Couture (a high fashion line), Isaac Isaac Mizrahi line and a new Mizrahi couture brand. We have sold over 100 different styles of designer footwear through independent retailers, specialty retailers and department stores. Our products have appeared in Aglie’s, Bloomingdales, Dillard’s, Federated, Macy’s (East and West), Nordstrom’s, Parisian’s, Pinque Palace, Rich’s and Saks Fifth Avenue, among others. We have also sold shoes through the Victoria Secret Catalog and portals such as Zappos.com. We believe that this distribution strategy distinguishes us from footwear and apparel companies that supply the discount or mass merchant channels.

Our wholly-owned subsidiary, The Fashion House, Inc., was organized in Delaware on April 11, 2002. Our corporate office is located at 16633 Ventura Blvd., 6th Floor, Encino, CA 91436. Our telephone number is (323) 939-3031. Our website address is http://www.thefashionhouseinc.com. Information contained in our website is not a part of this report on Form 10-KSB.

History and Development of the Company

We were originally incorporated in Colorado as Kimbell — deCar Corporation on April 22, 1986. Kimbell — deCar’s principal purpose was importation of men’s and ladies’ clothing and related products and accessories for wholesale purchasers in the United States. Kimbell — deCar Corporation had not realized any revenue from its initial business plan and had incurred a substantial working capital deficit. The business failed in 1990 and Kimbell — deCar Corporation was inactive beginning in 1990. At that time, Kimbell — deCar Corporation had nominal business activities and could be considered a “shell company.”

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

The exchange reorganization and merger allowed The Fashion House, Inc to become a wholly-owned subsidiary of TDI Holding Corporation, a publicly held shell company, without having to pursue the traditional registration process. From and after the closing of the reorganization and merger, our principal asset became, and continued to be, The Fashion House, Inc. On August 19, 2005, TDI Holding Corporation changed its name to The Fashion House Holdings, Inc. We refer herein to The Fashion House Holdings, Inc. as “Fashion House”, the “Company, “we” or “us”.

Reduction of Operations, Chapter 11 Filing and Planned Operations

On January 15, 2008, the Company terminated a substantial portion of its operations because of its continuing cash flow deficits.  Prior to that date, on December 15, 2007, in order to reduce its monthly rent obligation, the Company established a new corporate office by leasing space on a month to month basis at the office location of Westrec Capital Partners, LLC (“Westrec”). On January 15, 2008, concurrent with the reduction of its business operations, the Company surrendered its San Vicente office space.  Westrec is considered a control stockholder of the Company and the Company’s Interim Chief Financial Officer is a part-time and temporary employee of an affiliate of Westrec.

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively.

Our current operations include sales at our retail outlet opened on March 31, 2008, located at 607 West Knoll, West Hollywood California. This store operates under the name Shoe Bliss and occupies 1,500 square feet of retail space.   At Shoe Bliss, we sell well known designer brands at a discount between 50 to 75% of the retail prices. Our shoes sell in our retail store for $39 to $120, while similar shoes retail in the market place from $140 to $300.  This retail division allows us to reduce warehousing expenses, produce current income, and keep our brand names in the market, thus preserving our goodwill.

We are also currently indentifying and negotiating new designer licenses to actively resume our women’s wholesale business, which was curtailed in January 2008 as part of our business reorganization plans.

We plan to emerge from Chapter 11 proceedings operating two divisions, wholesale and retail.  Our reorganization plan includes resuming our historical wholesale business model of licensing, designing, manufacturing and marketing designer brand women’s footwear.  We are presently in discussions with several haute couture designers to license their brands. We will retain our successful pattern of building high end footwear for these licensed brands and selling the product in domestic and international markets.  We will also introduce diffusion lines for the same brands at more affordable price points of $79 to $ 150.  The Company will continue to limit business to designer brands that highlight design aspects in order to capitalize on brand recognition.

We plan to expand our retail division by opening Shoe Bliss stores in the State of California and ultimately across the United States.

BRAND LICENSING PRACTICES

As a result of our continued cash flow deficits, most of our license agreements have either been terminated for non-payment of royalties (Isaac and Oscar), or have expired on their original termination date and have not been renewed (Tyler).  Due to a continuing decline in the demand for Blass footwear, this license agreement was mutually terminated. At this time, we do not have any active license agreements in place. We are presently in discussions with several haute couture designers to license their brands. However, there can be no assurances that we will be successful in obtaining additional licenses.

MANUFACTURING

When we have obtained new designer footwear licenses, we will source our products entirely through independent foreign third-party manufacturing facilities. We provide independent manufacturers with detailed specifications and quality control standards. We source footwear products from Italy, Brazil and China, with most manufacturing taking place in China due to the lower cost of production in China. The other major advantage of China is that all trade with the Company is U.S. dollar based, so the currency risk is minimized. In the case of Italy, payment occurs in Euros and therefore involves currency risk as the Euro fluctuates against the dollar and there is also some currency risk in Brazil. There were no significant gains or losses related to the fluctuations during the years ended December 31, 2007 and 2006.

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

We also engage foreign agencies to assist in product fulfillment, quality control and inspection, customs and delivery logistics on our behalf. Our foreign agencies are located in areas where our shoes were manufactured—in Florence, Italy, Porto Alegre, Brazil, and Dong Wong, China. We do not maintain long-term purchase commitments with manufacturers, but instead use individual purchase orders. We attempt to use multiple sources for manufacturing our products in an effort to reduce the risk of reliance on any one facility or company. However, most of our manufacturing is done by one Chinese manufacturer. We believe that the various raw materials and components used in our products were generally available in the market at competitive prices.

Our outsourced manufacturing model enables us to scale production and sales with minimal fixed capital requirements. The time between order placement and fulfillment averages 90 to 120 days. Thirty days prior to the shipment of the goods, we issue a letter of credit (in U. S. dollars) to the factory or agent for the amount of the shipment.

PRODUCT SALES CYCLE

For the footwear business, approximately 60% of sales are predicated on orders placed in advance of the selling season and the remaining sales occur during the selling season. We design and develop new product introductions to coincide with these established seasons. We reduce inventory risk resulting from changing trends and product acceptance by pre-selling over 60% of our total unit volume.

COMPETITION

We face intense competition in the footwear industry. We compete with numerous domestic and foreign designers and marketers, many of which have greater financial, distribution and marketing resources, and better brand recognition. We believe our ability to compete depends upon being able to anticipate and respond to changing consumer demands in a timely manner, maintaining brand reputation and authenticity, developing high quality products with broad appeal, pricing at appropriate levels for the target markets, providing strong and effective marketing support, ensuring product availability and effectively accessing the Company’s distribution channels.

We compete directly with designers who design and manufacture their own footwear, as well as with other footwear companies who license the rights to design and manufacture designer footwear. Manolo Blahnik and Jimmy Choo are examples of well known designers who design their own products. These designers are not lifestyle design labels (i.e., apparel and related products) but rather only design footwear. Some lifestyle brands also design and manufacture their own footwear, such as Burberry. We hope to target major lifestyle design brands and obtain licenses to design and manufacture footwear. Many such brands are already licensing such design and manufacture rights to other companies. Louis Vuitton (LVMH) is the licensee for Marc Jacobs (and formerly was a licensee for Richard Tyler) and Fendi footwear. BCGB Girls has licensed footwear design and manufacturing rights to VCNM LLC, a privately held company. Brand names such as Dr. Sholl’s and Carlos Santana have licensed footwear design and manufacturing rights to a footwear company named Brown Shoe Company. In the case of Cole-Haan, rather than obtain license rights,Nike acquired the entire company and now designs and manufactures footwear under the Cole-Haan brand.

Accordingly, not only do our footwear products compete with the footwear products of other designers, we also compete with other footwear companies to obtain additional designer licenses. We focus our new license development efforts on major lifestyle designer brands that are not currently well-known for footwear, yet have a well-known and recognized brand, and could benefit from our expertise in footwear design.

MARKETING AND ADVERTISING

We conduct no marketing or advertising for ourselves outside of attending trade shows. All marketing and advertising dollars are spent on behalf of our licensed brands. We advertise and promote our various brands through a variety of methods, including product packaging, print advertising in trade publications, co-op advertising with existing retail customers, and direct consumer marketing. Additionally, our employees attend tradeshows and mingle with retail customers seeking buyers for our licensed products. These venues provide a platform for the unveiling of new products and an important source of pre-season orders. We also enjoy success in having both established and break out celebrities wear our shoes, which correlates to extensive coverage in high fashion and celebrity-focused media outlets.

GOVERNMENT REGULATION AND PROBABILITY OF AFFECTING BUSINESS

Our operations are subject to the effects of international treaties and regulations. We are also subject to the effects of international trade agreements and embargos by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have had an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we market and sell our products. Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

EMPLOYEES

As of April 23, 2008, we have four employees.  During 2007, prior to the planned reorganization, we employed an average of approximately 25 employees.

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

WE HAVE AN ACCUMULATED DEFICIT OF $33,952,329 AND WORKING CAPITAL DEFICIENCY OF $ 15,481,970 AS OF DECEMBER 31, 2007 AND HAVE RECEIVED A REPORT FROM OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM WHICH EXPRESSES A GOING CONCERN UNCERTAINTY. WE MAY NEVER ACHIEVE PROFITABILITY

Prior to our Chapter 11 filing, we had incurred significant net losses for the past few years, including a net loss of $11,204,662 in 2007. As of December 31, 2007, we had an accumulated deficit of $33,952,329 and working capital deficiency of $15,481,970. Our losses have resulted principally from expenses incurred for selling, general and administrative, payroll, minimum royalty payments and interest. To date, we have not yet generated sufficient recurring revenues. No assurances can be given when we will ever be profitable.

Our independent registered public accounting firm has added an explanatory paragraph to its report issued in connection with the financial statements for each of the years ended December 31, 2007, and 2006 relative to the substantial doubt about our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO EMERGE FROM OUR CHAPTER 11 PROCEEDINGS AND CONTINUE OPERATIONS.

At December 31, 2007, we had cash on hand of $6,390 and we used cash in operations of $7,270,198 during the year then ended. We will need additional funds to continue our operations, and such additional funds may not be available when required. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and equity and debt financings. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to emerge from our Chapter 11 proceedings and continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our operations, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of your shares. If we choose to raise additional funds through the issuance of equity securities, you may experience significant dilution of your ownership interest, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

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

OUR BUSINESS COULD SUFFER IF WE NEED TO ADD OR REPLACE MANUFACTURERS.

Although we designed and marketed our products, we outsourced manufacturing to third party manufacturers. Outsourcing the manufacturing component of our business is common in the footwear industry and we competed with other companies for the production capacity of our manufacturers. Because we are a small enterprise and many of the companies with which we compete have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. We outsourced our production to eight manufacturers. If we experience a significant increase in demand, or if we need to replace any of the manufacturers that we used, we may have to expand our third party manufacturing capacity. We cannot be assured that this capacity will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

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

We rely to a substantial extent on the management, marketing and product development skills of our key employees, particularly John Hanna, our co-founder and Chief Executive Officer to formulate and implement our business plan. Our success depends to a significant extent upon our ability to retain and attract key personnel. Competition for employees can be intense in the footwear industry and the process of locating key personnel with the right combination of skills is often lengthy. The loss of the services of our key personnel may significantly delay or prevent the achievement of our business goals and could have a material adverse effect on us.

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

COMPETITION IN THE FOOTWEAR INDUSTRY IS FIERCE.

The fashionable footwear industry is highly competitive and barriers to entry are low. Our competitors include specialty companies as well as companies with diversified product lines. The recent substantial growth in the sales of fashionable footwear has encouraged the entry of many new competitors and increased competition from established companies. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the footwear industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we compete, further increasing competition in the footwear industry. We believe that our ability to compete successfully depends on a number of factors, including the strength of our licensors’ brand names, effective advertising and marketing, fashionable styling.  High quality and value are the most important competitive factors and the Company plans to employ these elements as it develops its products, but there are many other factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common shares.

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

OUR BUSINESS MODEL IS DEPENDENT ON OUR ABILITY TO SECURE AND MAINTAIN LICENSES FROM MAJOR, WELL-KNOWN DESIGNERS.

Our business strategy is to approach well-known designers of lifestyle products (i.e., apparel and related accessories) and license the rights to provide footwear under the designer’s brand. If we are unable to obtain additional licenses, our business plan would be significantly impaired.

OUR INTERNATIONAL MANUFACTURING OPERATIONS ARE SUBJECT TO THE RISKS OF DOING BUSINESS ABROAD, WHICH COULD AFFECT OUR ABILITY TO MANUFACTURE OUR PRODUCTS IN INTERNATIONAL MARKETS, OBTAIN PRODUCTS FROM FOREIGN SUPPLIERS OR CONTROL THE COSTS OF OUR PRODUCTS.

Substantially all of our net sales during 2007 were derived from sales of footwear manufactured in foreign countries, with most manufactured in China and certain couture lines manufactured in Italy and Brazil. Foreign manufacturing is subject to a number of risks, including:

•	political and social unrest;
•	changing economic conditions;
•	currency exchange rate fluctuations;
•	international political tension and terrorism;
•	work stoppages;
•	electrical shortages;
•	transportation delays;
•	loss or damage to products in transit;
•	expropriation;
•	nationalization;
•	the imposition of tariffs and trade duties both international and domestically;
•	import and export controls and other non-tariff barriers;
•	exposure to different legal standards (particularly with respect to intellectual property);
•	compliance with foreign laws; and
•	changes in domestic and foreign governmental policies.

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

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

SINCE OUR SHARES ARE THINLY TRADED AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, OUR SHAREHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES OF OUR COMMON STOCK.

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

WE ARE CONTROLLED BY OUR SENIOR LENDER, AND AS A RESULT, THE TRADING PRICE FOR OUR SHARES MAY BE DEPRESSED AND THE SENIOR LENDER CAN TAKE ACTIONS THAT MAY BE ADVERSE TO YOUR INTERESTS.

In August, 2007, Westrec Capital Partners, LLC obtained warrants to purchase common stock that would provide it with a greater than 80% beneficial ownership of the Company.

The senior lender will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of beneficial share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

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

Item 2. Description of Property

Our corporate office was located in approximately 1,872 square feet of leased office space at 6310 San Vicente Blvd., Los Angeles, California. This lease was to expire in June 2010. On December 15, 2007, in order to reduce its monthly rent obligation, the Company established a new corporate office by leasing space on a month to month basis at the office location of Westrec Capital Partners, LLC. On January 15, 2008, concurrent with the reduction of its business operations, the Company surrendered its San Vicente office space.

On March 31, 2008, the Company opened a retail store to sell its fashion shoes direct to the public. The store operates under the name Shoe Bliss and is leased on a month to month basis for a monthly rental payment of $5,000. The store location has 1,500 square feet of space at 607 West Knoll Street, West Hollywood, CA.  We believe this facility is suitable for our operating activities at this time.

Item 3. Legal Proceedings

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively. Active litigation at the time of this bankruptcy filing will be moved to the bankruptcy court.

William Bradhan and Richard Traweek v. The Fashion House, Inc., John Hanna

This matter was filed October 26, 2005, seeking damages for breach of contract and fraud regarding oral arrangements with the Company’s subsidiary. On April 10, 2007, a Notice of Entry of Judgment was filed with the court for the amount of $460,000, which includes interest at 10% per year.  No appeal was filed. In connection with this judgment, the Company has accrued $300,000 in accounts payable and accrued expenses in the accompanying consolidated balance sheet based on management’s best estimate of the ultimate settlement of this matter.

Artful Mind Industrial, Ltd.

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Based on the event of a default, of not timely paying the final two payments, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. On October 2, 2007, a default judgment was entered for $315,055, including interest and court costs. The Company has included this amount as accounts payable and accrued expenses in the accompanying consolidated balance sheet. A restraining order on $136,847 of the Company’s cash balances at Comerica Bank was obtained and is classified as restricted cash at December 31, 2007. The Company’s senior secured lender filed a lawsuit subsequent to December 31, 2007 to block payment of these funds to Artful Minds.  The matter is currently pending.

TCK Designs, LTD.

On May 11, 2007, a complaint was filed in New York by TCK Designs, LTD alleging breach of contract for terminating a purported one year agreement without making payment to the plaintiff. The plaintiff sought damages in the amount of $37,500, plus legal fees and interest. A default judgment was entered on September 24, 2007. On October 31, 2007, an Order to Show Cause with Temporary Restraints was filed in New Jersey, barring the Company’s public warehouse in New Jersey from moving goods stored at that location. On November 5, 2007, at the Company’s request, the Court granted a partial release on the restraining order allowing the Company to continue shipping goods from the public warehouse.  The Company was required by the court to maintain $100,000 of goods at the warehouse and a cash deposit of $40,000 in its attorney’s trust account. The Company had the option of placing an additional $20,000 in the attorney trust account to fully release all goods in the warehouse.  The Company’s senior secured lender filed a lawsuit subsequent to December 31, 2007 to block payment of these funds to TCK Designs, LTD.  The court denied this request and the funds were remitted to the plaintiff.

Barry K. Rothman

On October 26, 2007, a complaint was filed in Los Angeles by Barry K. Rothman against the Company, John Hanna, Westrec Capital Partners, LLC and a principal of Westrec Capital Partners, LLC for breach of contract in the amount of $141,733 and appointment of receiver.  The suit relates to failure to pay for legal services. The matter is currently pending.

Bowne of Los Angeles

On December 21, 2007 a complaint was filed in Los Angeles by Bowne of Los Angeles, Inc. for breach of contract in the approximate amount of $20,000. The matter is currently pending.

6310 San Vicente Associate, LLC

On February 15, 2008, a complaint was filed in Los Angeles against the Company by 6310 San Vicente Associates, Inc., the Company’s former landlord for breach of contract for failure to pay rent in the approximate amount of $26,000. The matter is currently pending.
.
Oscar De La Renta, Ltd

On February 19, 2008, a complaint was filed in New York by Oscar De La Renta Ltd. against the Company for breach of contract, unfair competition, and trademark infringement relating to failure to make royalty payments in connection with the Company’s license agreement with Oscar De La Renta, Ltd. The plaintiff seeks damages totaling $1,786,015. The matter is currently pending.

Nikki DeLaTorre v. The Fashion House, Inc., John Hanna, Tom Anzures, DOES 1-10, was settled for $25,000 in September 2006.

Isometric Exhibit, Inc. v. The Fashion House, Inc. and DOES 1 to 10, was settled for $17,500 in October 2006.

In addition, we are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2007, we were not a party to any material litigation, claim or suit whose outcome we believe will have a material effect on our financial condition, operating results, or cash flows, other than the cases discussed above.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on Over the Counter Bulletin Board (“OTCBB”) under the symbol “FHHI.OB.” The following table sets forth the range of high and low bid quotations for each of quarter of the last two fiscal years. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2006
First Quarter	$2.35	$0.97
Second Quarter	$1.90	$0.60
Third Quarter	$0.73	$0.25
Fourth Quarter	$0.55	$0.15

Fiscal Year 2007
First Quarter	$0.55	$0.25
Second Quarter	$0.31	$0.13
Third Quarter	$0.11	$0.02
Fourth Quarter	$0.03	$0.01

As of December 31, 2007, there were approximately 489 holders of record of our common stock.

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

During the year ended December 31, 2006, the Company issued warrants to purchase an aggregate of 660,000 shares of the Company’s common stock in connection with liquidated damages clauses of certain registration rights agreements, and in connection with the issuance of notes payable. The warrants vested upon grant, have exercise prices ranging from $1.00 - $1.25 and expire through 2016.

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

During the year ended December 31, 2007, the Company issued warrants to purchase approximately 110,000 shares of the Company’s common stock in connection with liquidated damages clauses of certain registration rights agreements.

The Company failed to raise $4,000,000 of net proceeds from the sale of equity securities by August 3, 2007, as required by the amended Westrec warrant agreement. Accordingly, the exercise price of the warrant was reduced to $0.05 per share and the number of shares of common stock to be purchased was increased to 80,277,472. In connection with the warrant modification, the Company recognized as expense approximately $6,928,000 in August 2007. Based on the number of shares of common stock issuable upon exercise of the warrant and other potentially issuable shares, the Company determined that it does not have enough authorized shares to settle all such obligations and that the feature was an embedded derivative instrument pursuant to SFAS No. 133. In addition, under the provisions of EITF Issue No. 00-19, the Company classified all other non-employee warrants as derivative liabilities and recorded them at their fair values at each balance sheet date until such time as the Company increased its authorized shares or it has enough authorized shares to settle the issuance of its convertible debt, options and warrants.

During the year ended December 31, 2007, warrants to purchase a total of 97,341,708 shares of common stock were granted to Westrec under the Amended and Restated Credit Enhancement Agreement, as amended on July 9, 2007 (see Note 6 to the financial statements). As of December 31, 2007, Westrec had been granted a total of 106,537,244 warrants.

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

The Company entered into an agreement in June of 2005 with Brookstreet Securities Corporation (“BSC”), a NASD member investment banker based in Irvine, California, as its placement agent and financial consultant to sell newly issued common stock at $1.00 per share for a total offering from a minimum of 2,500,000 shares to a maximum of 8,500,000 shares (the “PPM”), as amended, in order to raise minimum capital of $2,175,000 to maximum capital of $7,395,000, net of expenses. In addition, investors received warrants, which immediately vested, to purchase shares of the Company’s common stock at an exercise price of $1.25 per share in an amount equal to 50% of the number of shares purchased. The Company agreed to pay BSC an 8% retail sales commission, a 2% non-accountable marketing allowance and a 3% non-accountable expense allowance and warrants to purchase an amount of the Company’s common stock equal to 15% of the common stock sold in the PPM. All warrants issued to the Managing Dealer carry an exercise price of $1.00, with cashless exercise provisions.

The Company completed the private placement in June of 2006 with the total sale of 8,014,732 shares of common stock for proceeds of $6,819,253, net of commissions, fees, and expenses aggregating $1,520,479.

Overview

We plan to design, develop, and market a diversified selection of women’s dress and casual fashion footwear with an emphasis on celebrity appeal, style, quality, and fit. We target moderate to premium priced categories of the women’s fashion footwear market. Our business centers on the licensing of recognized brand names. The practice of licensing, or the leasing of trademarked or copyrighted entity, including name, likeness, logo, graphic, saying, signature or character, has become an increasingly common practice among apparel and footwear companies, and the licensee typically pays royalties based upon product sales. We have sold over 100 different styles of designer footwear through independent retailers, specialty retailers and better department stores.

As a result of our continued cash flow deficits, most of our license agreements have either been terminated for non-payment of royalties (Isaac and Oscar), or have expired on their original termination date and have not been renewed (Tyler).  Due to a continuing decline in the demand for Blass footware, this license agreement was mutually terminated. At this time, we do not have any active license agreements in place. We are presently in discussions with several haute couture designers to license their brands. However, there can be no assurances that we will be successful in obtaining additional licenses.

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

Reduction of Operations, Chapter 11 Filing and Planned Operations

On January 15, 2008, the Company terminated a substantial portion of its operations because of its continuing cash flow deficits.  Prior to this date, on December 15, 2007, in order to reduce its monthly rent obligation, the Company established a new corporate office by leasing space on a month to month basis at the office location of Westrec Capital Partners, LLC (“Westrec”). On January 15, 2008, concurrent with the reduction of its business operations, the Company surrendered its San Vicente office space.  Westrec is considered a control stockholder of the Company and the Company’s Interim Chief Financial Officer is a part-time and temporary employee of an affiliate of Westrec.

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively.

Our current operations include sales at our retail outlet opened on March 31, 2008, located at 607 West Knoll, West Hollywood California. This store operates under the name Shoe Bliss and occupies 1,500 square feet of retail space.   At Shoe Bliss, we sell well known designer brands at a discount between 50 to 75% of the retail prices. Our shoes sell in our retail store for $39 to $120, while similar shoes retail in the market place from $140 to $300.  This retail division allows us to reduce warehousing expenses, produce current income, and keep our brand names in the market, thus preserving our goodwill.

We are also currently indentifying and negotiating new designer licenses to actively resume our women’s wholesale business, which was curtailed in January 2008 as part of our business reorganization plans.

We plan to emerge from Chapter 11 proceedings operating two divisions, wholesale and retail.  Our reorganization plan includes resuming our historical wholesale business model of licensing, designing, manufacturing and marketing designer brand women’s footwear.  We are presently in discussions with several haute couture designers to license their brands. We will retain our successful pattern of building high end footwear for these licensed brands and selling the product in domestic and international markets.  We will also introduce diffusion lines for the same brands at more affordable price points of $79 to $ 150.  The Company will continue to limit business to designer brands that highlight design aspects in order to capitalize on brand recognition.

We plan to expand our retail division by opening Shoe Bliss stores in the State of California and ultimately across the United States.

The Company remains in default under an approximately $8.5 million line of credit initially provided to it by Comerica Bank which was subsequently assigned to Michael M. Sachs, the majority owner of Westrec. The Company is also in default on amounts owed to Westrec of approximately $3.2 Million.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales for the year ended December 31, 2007 were $6,579,335, a decrease of $2,811,991 or 29.9%, from 2006 net sales of $9,391,326. The decreased net sales of $2,811,991 were mostly attributable to late product deliveries from the Company’s overseas factories. These late deliveries resulted in the cancellation of some of the Company’s sales. The late deliveries were caused by late payment to the factories due to the Company’s continuing negative cash flow issues.

Gross loss for 2007 was $1,092,239 or (16.6%) of net sales, compared to a gross profit of $1,920,066 or 20.4% of net sales during 2006. The negative gross margin in 2007 of (16.6%) was caused primarily by late deliveries of product from our overseas suppliers, which forced us to significantly discount wholesale prices to our customers and the need to air freight some of the shipments to the US. The low gross margin in 2006 of 20.4% was also affected by late deliveries from overseas factories, but not nearly to the same degree as 2007.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses decreased to $7,519,130 in the year ended December 31, 2007 from $9,558,216 in 2006, for a decrease of $2,039,086. The decrease in operating expenses is primarily attributable to a decrease in selling, general and administrative expenses of $2,645,736. This decrease in selling, general and administrative expenses was generally due to a decrease in professional fees of $823,123, investor relations of $200,177, cost of samples of $408,502, and trade show and travel expenses of $258,725 as the Company attempted to preserve its cash resources.  Payroll costs increased to $2,760,108, an increase of $105,706 from 2006 as the result of building a sales staff and additional administrative staffing. Royalty fees increased to $1,248,060 from $747,155 on the prior year. This increase of $500,905 in royalty fees is attributable to the contractual increase in guaranteed minimum payment in 2007 over 2006.

The net loss for the year ended December 30, 2007 is $11,204,662, compared to a net loss of $14,691,213 for the same period in 2006 for a decreased loss of $3,486,551, primarily as a result of accounting for derivatives. The loss from operations was $8,611,369 during the year ended December 31, 2007 compared to a loss from operations of $7,638,150 for the year ended December 31, 2006. The increase in the loss from operations of $973,219 was primarily due to the gross loss for the year ended December 31 2007 compared to the gross profit for the same period in 2006. The Company recorded in other expenses for the year ended December 31, 2007 charges totaling $2,592,493. These charges included $9,240,200 of expense to record the fair value of warrants issued as guarantees, $9,240,200 income to record the change in the fair value of derivative liabilities that were deemed worthless as a result of the Chapter 11 filing, and interest expense of $1,819,554. Interest expense was $7,052,263 for the year ended December 31, 2006 and included $5,363,854 due to the amortization of the fair value of the warrants associated with certain notes payable.

Liquidity and Capital Resources

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 and 2006 financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2007, Company’s net cash position decreased by $125,517 to $6,390. During 2007, as a result of the Artful Minds lawsuit, a lien was placed on $136,847 of the Company’s cash and is classified as restricted cash as of December 31, 2007. The Company’s senior secured lender has filed a lawsuit to block the payment of these funds to Artful Minds.

The Company’s financing activity provided net cash of $7,220,990 for the year ended December 31, 2007, primarily through borrowings from the Company’s senior secured lender of $7,751,568.  These borrowings are classified as advances from related parties at December 31, 2007. Advances from the factors during the year were $7,600,614 and payments to the factors were $8,101,262.

Net cash used in operating activities for the year ended December 31, 2007 was $7,270,198, a decrease of $1,344,989 from the $8,615,187 used in operating activities in the prior year period. The net loss of $11,204,662 was the major contributor to the use of cash in the year ended December 31, 2007.

The Company had cash used for investing activities of $76,309 relating to the disposal of property and equipment of $60,538 and restricted cash of $136,847 for the year ended December 31, 2007.  In the 2006 period, the net cash used was $251,375.

Future Liquidity

Our principal sources of liquidity consist of existing cash balances. We believe the key factors to our liquidity in 2008 will be our ability to successfully emerge from Chapter 11 proceedings and execute on our plans to become profitable. There is no assurance that the Company will be able to achieve profitability. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.

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

Financing Activities

We were financing our operations primarily with borrowings from our senior secured lender. With the exception of the year ended December 31, 2004, when we sold the Nicole Miller License resulting in a gain for the year, we have incurred net losses as a result of sales, design, and administrative staffing expenses in support of our operations.

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

On April 10, 2007, the Company amended its Note (the “April Amendment”) to increase the borrowing base from an aggregate of $6.5 million to $8.5 million.  In connection with the April Amendment, the Company entered into an amendment of the Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee additional advances under the Comerica Loan of up to an aggregate of $2,000,000, which advances are drawn no later than August 3, 2007, provided that at the time of each advance certain representations, warranties, and conditions are all satisfied. This additional $2,000,000 was fully drawn by the Company as of July 12, 2007.

On July 9, 2007, Westrec and the Company entered into a Letter Agreement to amend the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006, as amended (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each direct loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of December 31, 2007, $3,143,000 of advances had been made under this amended Agreement.

On July 17, 2007, the Company entered into an agreement with Ashford Finance, LLC (“Ashford”), whereby Ashford will provide up to $5,000,000 of purchase order financing relating to the Company’s purchases of its products from foreign manufacturers. Ashford willl finance an amount up to 90% of the Company’s end buyer’s purchase orders relating to the Company’s purchase orders placed with the foreign manufacturer. The Company is charged an Account Management Fee equal to 1.5% per month for Letters of Credit opened by Ashford on behalf of the Company when the amount equals up to 75% of the Company’s related customer purchase orders. The Account Management Fee will increase to 2.5% for Letters of Credit when the amount is in excess of 75% of the related customer purchase order, but in no event will the Letter of Credit amount be greater than 90% of the related customer purchase orders. All loans will also bear interest at the rate of 2% per annum above the Prime Rate as published time to time by the Wall Street Journal. The agreement requires minimum usage during the first twelve months of $3,000,000. If the Company cancels the agreement or fails to open letters of credit that equal the minimum usage, the Company is required to pay all fees under the agreement for the full minimum amount. The loans are secured by virtually all of the Company’s assets. Transactions financed under this agreement are guaranteed by two of the Company’s directors and shareholders, but only in the event that fraud may have occurred.

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

In connection with the July 25, 2007 agreement with Ultimate and the July 17, 2007 agreement with Ashford, Intercreditor Agreements were also entered into by and between Westrec, Comerica, Ultimate and Ashford to establish a priority for security interests in the Company’s assets. In these agreements, Comerica subordinated its security interest to Ultimate in accounts factored by Ultimate. Comerica also subordinated its security interest in all assets to Ashford. Ultimate subordinated its security interest in purchase orders financed by Ashford. Westrec subordinated its security interest to Ultimate in accounts factored by Ultimate.  Westrec subordinated its security interest in receivables, as defined, to Ashford. Westrec subordinated to Ashford its security interest in inventory financed by Ashford. With regard to inventory other than inventory financed by Ashford, security interests of Ashford and Westrec rank pari passu with one another. Ashford’s lien and security interest in all other assets and collateral is subordinate to Westrec’s security interest (other than receivables or inventory).

In November 2007, the Master Revolving Note was assigned by Comerica Bank to Michael M. Sachs, the principal owner of Westrec Capital Partners, LLC.

Licenses

For the rights to use trademarks, the Company has entered into licensing agreements with various licensors. The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

As of December 31, 2007, the Company had rights to use eight trademarks as evidenced by licensing agreements entered into with Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements in the event of default, as defined.

Minimum annual guaranteed royalty payments are as follows:

Years ending December 31,
2008	$1,083,000
2009	1,401,000
2010	1,625,000
2011	1,748,000
$5,857,000

On November 26, 2007, the Tyler licenses ended in accordance with the contract termination date. While a two year renewal was available in the agreement, the renewal option was not exercised.

The Company had experienced a declining market for its Blass footwear. As a result, during the fourth quarter of 2007, the Company and Bill Blass began negotiations to terminate the Blass license. While the Company and Blass had mutually agreed that the Company would discontinue the design, manufacture and sale of Blass footwear, a payment of $90,000 by the Company to Blass was to be made to relieve the Company’s obligations under the license agreement for all future minimum payments. This payment has not been made as of the date of this filing.

On January 10, 2008, Oscar de la Renta issued a written notice of default for failure to pay minimum royalties under the Company’s licensing agreement with it. On February 19, 2008, a complaint was filed in New York by Oscar De La Renta Ltd. against the Company for breach of contract, unfair competition, and trademark infringement relating to failure to make royalty payments in connection with the Company’s license agreement with Oscar De La Renta, Ltd. The plaintiff seeks damages totaling $1,786,015. The matter is currently pending. As of January, 31, 2007 the Company has accrued all minimum royalties due under all license agreements.

On January 27, 2008 Isaac Mizrahi requested termination of the Company’s licensing agreement with it.

As of December 31, 2007, the Company has accrued all minimum royalties due under all license agreements.

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

We evaluate the criteria of the FASB Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions. As the primary obligor, we are subject to inventory risk  have latitude in establishing prices and selecting suppliers, can establish product specifications, and also have the risk of loss as it relates to cargo losses. Accordingly, our revenue is recorded on a gross basis.

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

Revenue is recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The Factor approves credit to the customers on the factored sales and charges us .85% of sales.

Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by us for the imported goods are recorded in cost of sales.

Derivative Financial Instruments

In connection with the issuance of warrants with certain notes payable the Company was required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”) and to maintain the effectiveness of such registration. In addition, the Company was required to issue certain holders of convertible warrants for each subsequent 30-day period that such registration statement had not been filed and issue? additional warrants for each 30-day period following the Effectiveness Deadline, in which the registration statement was not declared effective. On July 26, 2006, the Company filed the required registration statement. The Company’s registration statement became effective on January 23, 2007. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative  Instruments and Hedging Activities , as amended. Under the provisions of Emerging Issues Task Force (“ EITF ”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash expense. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

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

In accordance with the provisions of FSP EITF 00-19-2, the Company elected early adoption of this statement. As of January 1, 2006, the Company recorded the warrant liability to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. However, as retrospective application of FSP EITF 00-19-2 is prohibited, the Company has not restated the amounts presented as of December 31, 2007.

As a result of unsuccessful fund raising efforts, the Company modified an existing warrant (the “Modification”) and therefore did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments. Therefore, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To, And Potentially Settled In, A Company's Own Stock, as a result of the Modification, the Company was required to classify all warrants as derivative liabilities and apply the same accounting treatment as noted above until the Company has a sufficient number of authorized shares.

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

Going Concern

 The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $11,204,662 for the year ended December 31, 2007, and has a working capital deficit of $15,481,970 and a stockholders’ deficit of $16,104,628 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on achieving profitable operations and obtaining sufficient debt or equity financing in the future. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company will require financing to repay its existing obligations and resume operating activities. There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitable operations.

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively.

We plan to emerge from Chapter 11 proceedings operating two divisions, wholesale and retail.  Our reorganization plan includes resuming our historical wholesale business model of licensing, designing, manufacturing and marketing designer brand women’s footwear.  We are presently in discussions with several haute couture designers to license their brands. We will retain our successful pattern of building high end footwear for these licensed brands and selling the product in domestic and international markets.  We will also introduce diffusion lines for the same brands at more affordable price points of $79 to $ 150.  The company will continue to limit business to designer brands that highlight design aspects in order to capitalize on brand recognition.

Item 7. Financial Statements

Our Consolidated Financial Statements, including the Notes thereto, together with the reports of independent registered public accounting firms thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:

Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheet as of December 31, 2007
Consolidated Statements of Operations for years ended December 31, 2007 and 2006
Consolidated Statements of Stockholders’ Deficit for years ended December 31, 2007 and 2006
Consolidated Statements of Cash Flows for years ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 25, 2008, KMJ Corbin & Company (“Corbin”) resigned as the registered public accounting firm of Fashion House Holdings, Inc. (the “Company”).  The resignation was the result of the Company’s decision to consider filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The resignation was accepted by the Company’s Board of Directors on February 25, 2008.  The reports of Corbin dated April 3, 2007 and March 31, 2006 on our balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles.  However, the audit report of Corbin included an explanatory paragraph in which it indicated there was substantial doubt about the Company’s ability to continue as a going concern.

During the two most recent fiscal years ended December 31, 2006 and 2005, and through February 25, 2008, there were no disagreements with Corbin on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to its satisfaction would have caused them to make reference to the matter in its reports on the Company’s consolidated financial statements for such years.

On February 27, 2008, Grobstein, Horwath & Company LLP (“GH”) was engaged by the Company as its independent registered public accounting firm.

During the fiscal years ended December 31, 2006 and 2005, neither the Company nor anyone on its behalf consulted with GH regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has GH provided a written report or oral advice regarding such principles or audit opinion or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-B.

Item 8/A. Controls and Procedures

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

Changes in Internal Controls

As discussed in detail in our annual report on Forms 10-KSB for the year ended December 31, 2006, and subsequent quarterly reports on Forms 10-QSB, during the second and third quarter of 2007 we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting that originally affected our year-end and quarterly filings for the period ended December 31, 2006. To remediate these material weaknesses, we made the following improvements:

During the year ended December 31, 2007, the Company retained qualified internal accounting personnel and actively engaged qualified external accounting professionals to provide the Company with up to date current guidance with respect to financial reporting and complex accounting issues affecting debt and equity-based transactions.

There were no other changes to the internal controls during the fourth quarter ended December 31, 2007 that have materially affected or that are reasonably likely to affect the internal controls.

Item 8/B. Other Information

None.

PART III

Item 9. Directors, Executive officers, Promoters and control Persons; Compliance with Section 16(a) of the Exchange Act.

MANAGEMENT

The following table identifies our executive officers and directors, their respective offices and positions, and their respective dates of election or appointment and significant employees of the Company as of December 31, 2007:

Name	Age	Position Held	Initial Election or Appointment Date
John Hanna	50	Chairman, President, and Chief Executive Officer	August 19, 2005
Christopher Wyatt	44	Director	August 19, 2005
Alan F. Broidy	52	Director	August 19, 2005
Joseph J. McCann, Jr.	67	Director	August 19, 2005
Michael P. Robbins	51	Interim Chief Financial Officer	June 1, 2007
Oscar Valencia	54	Group President, Sales	NA

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

MICHAEL P. ROBBINS. Mr. Robbins was appointed Interim Chief Financial Officer on June 1, 2007. . Mr. Robbins, age 50, is currently employed by Westrec Financial, Inc. (“WFI”) as a part-time and temporary employee while serving as Interim Chief Financial Officer of the Company.   Westrec Capital Partners, LLC, a subsidiary of WFI, currently holds beneficial ownership exceeding 80% of Company’s common stock.  Mr. Robbins has served in various positions with WFI since 1987, most recently as Chief Financial Officer of Pinpoint Integrated Systems, LLC, a WFI affiliate that manufactures and sells high technology products to US and foreign militaries. In addition, Mr. Robbins served as Chief Financial Officer - Marina Operations for Westrec Marina Management, Inc., an affiliate of WFI that owns, manages and develops marina properties throughout the United States. From 1985 to 1987, Mr. Robbins was employed as controller of US Hotel Properties, Inc., a nationwide hotel chain.  From 1981 to 1985, Mr. Robbins practiced as a Certified Public Accountant in the audit department of Pannell Kerr Forster, an international accounting firm.  In 1981, Mr. Robbins received his Bachelor of Science degree in Business Administration from California State University, Northridge.

OSCAR VALENCIA. Mr. Valencia joined the Company in January 2006 as Group President, Sales. Prior to that, Mr. Valencia held various senior positions in sales and sourcing in the shoe industry, including President of VIA International from 2001 to 2006. He was also Executive President of the Stride Rite Division of Tommy Hilfiger, Inc. from 2000 to 2001. From 1984 to 2000, he was with Etienne Aigner in various senior positions including Group President of the Wholesale Division.  Mr. Valencia’s employment was terminated when the Company’s operations were reduced on January 15, 2008.

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

Communications with the Board of Directors
Although we do not have a formal policy regarding communications with the board of directors, stockholders may communicate with the board of directors by writing to us at The Fashion House Holdings Attention: Investor Relations, 16633 Ventura Blvd., 6th Floor, Encino, CA 91436. Stockholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

Standards of Business Conduct
The board of directors has not yet adopted a Code of Business Conduct and Ethics for all of our employees and directors, including the Company’s principal executive and senior financial officers. We hope to adopt such a code during 2008.

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

Base Salary and Executive Officer Bonus Target

Chief Executive Officer Compensation

Current base salaries for the executive officers were determined by arms’ length negotiations with the Board of Directors. Mr. Hanna has an employment contract with the Company which sets a base salary as the Chief Executive Officer of $180,000 and, with respect to Mr. Hanna, for a bonus equal to 1% of net sales. During 2007, 2006 and 2005, Mr. Hanna waived such bonus.

Stock Options

The Company has not granted any stock options as of December 31, 2007.

Item 10. Executive Compensation

SUMMARY OF COMPENSATION

The following table summarizes all compensation received by our officers for services rendered to us (including payments made by our predecessor, Fashion House, Inc.).

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION					LONG TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUS ($)	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARDS
John Hanna,	2007		$180,000	-	-	-
President and CEO (1)	2006		$180,000	-	-	-
Daniel Amado	2007		$112,500	-	-	-
Group President, Creative (2)	2006		$283,000	-	-	-
Oscar Valencia (3)	2007		$256,250	-	-	-
Group President, Sales	2006		$175,000	-	-	-
Michael McHugh (4)	2007		$80,000	-	-	-
Chief Financial Officer	2006		$154,168	-	-	-
Michael P. Robbins (5)	2007	$	N/A	-	-	-
Interim Chief Financial Officer	2006	$	N/A	-	-	-
____________

(1)	Mr. Hanna was appointed President and Chief Executive Officer on August 19, 2005, but previously served in this role in our predecessor company.

(2)	Mr. Amado joined us in November 2005 and resigned in April 2007

(3)	Mr. Valencia joined us in January 2006 and was terminated when operations were curtailed in January 2008.

(4)	Mr. McHugh joined us in November 2005 and left the Company in June 2007

(5)
Mr. Robbins joined us in June 2007 as Interim Chief Financial Officer. Mr. Robbins is a part-time and temporary employee of an affiliate of Westrec Capital Partners, LLC and is not compensated by the Company. The Company has accrued but not paid a $4,000 monthly fee to Westrec Capital Partners, LLC for Mr. Robbins services as Interim Chief Financial Officer.

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

OPTION GRANTS TO EXECUTIVE OFFICERS IN 2007

The Company does not have a stock option plan.  Accordingly, the Named Executive Officers did not receive any option grants during the fiscal year ended December 31, 2007.

EMPLOYMENT ARRANGEMENTS

We have entered into an Employment Agreement with our Chief Executive Officer, John Hanna. The agreement is dated as of December 1, 2002. In consideration of his services to us, we have agreed to pay him a base salary of $180,000 per year plus a bonus equal to 1% of gross sales. Mr. Hanna has waived his bonus provision for each of the years ended December 31, 2007, 2006 and 2005. The agreement is terminable at will by either party, provided that the salary and bonus shall continue for a period of one year following the date of termination.

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2007.

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

COMMITTEES OF THE BOARD AND AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has an Audit Committee and a Compensation Committee.

AUDIT COMMITTEE. The Audit Committee of the Board of Directors (the "Audit Committee") monitors the integrity of the Company's financial statements, the independence and qualifications of the independent registered public accounting firm, the performance of the Company's independent registered public accounting firm and the effectiveness of the Company's disclosure controls and procedures and internal controls. It is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of the Company's independent registered public accounting firm. The Audit Committee has been established under a charter approved by the Board. Our Audit Committee consists of Messrs. McCann, and Broidy. Mr. McCann serves as Chairman. While the Audit Committee did not meet in a dedicated session in 2007, relevant Audit Committee issues were addressed by the Committee during general Board of Director meetings during the year. The Audit Committee met one time during 2006. In December 2006, Mr. McCann replaced Mr. Richardson on the Audit Committee as Chairman. We do not have an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Exchange Act at this time because we believe that we are not in a position to attract suitable candidates due to insufficient capital resources. In addition, we are not required by the OCTBB to have an audit committee financial expert.

COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors (the "Compensation Committee") administers the benefits, incentives and compensation of the Company's executive officers, reviews the performance of the Company's executive officers, reviews and approves executive compensation policy and objectives, concludes whether Company executives are compensated according to such standards, makes recommendations to the Board of Directors with respect to compensation, and carries out the Board's responsibilities relating to all forms of executive compensation. Our Compensation Committee consists of Messrs. McCann, Broidy, and Hanna. Mr. McCann serves as Chairman. While the Compensation Committee did not meet in a dedicated session in 2007, relevant Compensation Committee issues were discussed during general Board of Director meetings during the year.  The Compensation Committee met one time during 2006. The Compensation Committee includes one member of executive management, Mr. Hanna. Mr. Hanna recuses himself from votes and discussions on his own compensation. We are not required by the OTCBB to have a compensation committee comprised entirely of independent directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding beneficial ownership of our common stock as of March 31, 2008 by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. Unless otherwise stated, their address is c/o The Fashion House Holdings, Inc., 16633 Ventura Blvd., 6th Floor, Encino, CA 91436.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that the beneficial owners listed below, based on the information furnished by these owners, have sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to applicable community property laws. As of December 31, 2007, there were 24,887,063 shares of common stock issued and outstanding.

In computing the number of shares of common stock beneficially owned by a person and the percent ownership of that person, we deemed outstanding shares of common stock subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2007. We did not deem these shares outstanding for purposes of computing the percent ownership of any other person.

	Number of Shares	Percentage of
	of Common Stock	Outstanding Shares of
Name of Beneficial Owner	Beneficially Owned	Common Stock
5% or more Shareholders:

Westrec Capital Partners, LLC (1)	106,537,243	427.7%
American Microcap Investment Fund 1, LLC (2)	2,640,000	10.6%
Lazarus Investment Partners LLP (3)	1,800,000	7.2%

DIRECTORS AND OFFICERS
John Hanna (4)	6,015,958	24.2%
Christopher Wyatt	6,015,958	24.2%
Alan F. Broidy	250,000	1.0%
Joseph J. McCann	-
Michael Robbins	-
Oscar Valencia	-
All directors, executives and significant employees as a group (3 persons)	12,281,916	49.4%

(1)
Consists of warrants to purchase the following shares of common stock: (i) 20,302 shares at an exercise price of $1.16 per share; (ii) 59,369 shares at an exercise price of $0.62 per share; (iii) 18,097 shares at an exercise price of $0.56 per share; and (iv) 106,439,475 shares at an exercise price of $0.05. Westrec’s address is 16633 Ventura Blvd., Sixth Floor, Encino, CA 91436.

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

(3)	Includes a warrant to purchase 600,000 shares of our common stock at an exercise price of $1.25 per share. Lazarus Investment Partner’s address is 2401 East 2nd Avenue, # 400, Denver, CO 80206.

(4)	John Hanna has granted a security interest and pledge to the Company’s senior secured lender of all shares of the Company’s common stock, options, warrants and other equity securities held by him.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2007, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	-

For a complete description of our equity compensation, please refer to Note 8 of our consolidated financial statements as of December 31, 2007.

CHANGE OF CONTROL

During 2007, the Company failed to raise $4,000,000 of net proceeds from the sale of equity securities by August 3, 2007, as required by the amended Westrec warrant agreement. Accordingly, the exercise price of the warrant was reduced to $0.05 per share and the number of shares of common stock to be purchased was increased to 80,277,472.

During the three months ending December 31, 2007, the company issued an additional 22,267,055 warrants to purchase common stock to Westrec under the amended Westrec warrant agreement.

The warrants granted to Westrec during 2007 gave Westrec beneficial control of the Company.  For further information, please refer to the discussion in Item 5 on warrants.

Item 12. Certain Relationships and Related Transactions and Director Independence

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

LOAN FROM DIRECTORS

We currently owe a director and officer, Christopher Wyatt, $973,000 plus interest of $196,021. The loan is unsecured and accrues interest at a rate of 8% per annum and is due 13 months following demand. No demand for payment has been made as of December 31, 2007. Interest expense incurred totaled $79,388 and $78,480 for the years ended December 31, 2007 and 2006, respectively.

In June 2005, Alan Broidy, one of our directors, loaned the Company an aggregate $190,000, which was non-interest bearing. This amount owed to Mr. Broidy was converted into 237,500 shares of our common stock at a price per share of $0.80. On December 30, 2005, our director Alan Broidy advanced us $25,000 in exchange for a demand note, which was non-interest bearing. We paid this note on March 14, 2006.

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

(b) a director who receives, or whose immediate family member receives, payments of more than $60,000 during any period of twelve months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount;

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

Item 13. Exhibits

2.1	Reverse Share Exchange Agreement by and among the registrant, The Fashion House, Inc., a Delaware corporation, and shareholders of Fashion House, Inc., dated as of August 19, 2005 (1)
3.1	Articles of Incorporation dated June 23, 1986 and Articles of Amendment dated April 20, 2000 of the registrant (2)
3.1(a)	Articles of Amendment dated October 22, 2002 (3)
3.1(b)	Articles of Amendment and Statement of Correction (4)
3.2	Bylaws of the registrant, as currently in effect (5)
4.1	Warrant dated June 30, 2006 issued to The Elevation Fund, LLC+
4.2	Warrant dated July 21, 2005 issued to American Microcap Investment Fund 1, LLC(6)
4.3	Warrant dated January 2006 issued to American Microcap Investment Fund 1, LLC(6)
4.4	Warrant dated December 13, 2005 issued to Diaz Management, Inc. (6)
4.5	Warrant dated February 2006 issued to Diaz Management, Inc. (6)
4.6	Warrant dated February 2006 issued to Battersea Capital, Inc. (6)
4.7	Warrant dated July 2006 issued to Battersea Capital, Inc.+
4.8	Warrant dated as of March 2006 to investor group(6)
4.9	Form of Warrant dated as of May 2006 issued to Brookstreet Securities Corporation and its assignees+
4.10	Form of Warrant issued to Westrec Capital Partners, LLC pursuant to letter agreement dated July 25, 2006+
4.10(a)	Schedule of Warrants issued to Westrec Capital Partners, LLC pursuant to letter agreement dated July 25, 2006+
4.11	Amended and Restated Warrant dated December 20, 2006 issued to Westrec Capital Partners, LLC
4.12	Amended and Restated Credit Enhancement Agreement dated December 20, 2006 between FHI and Westrec Capital Partners, LLC
10.1	Employment Agreement dated as of January 1, 2004 between John Hanna and Fashion House, Inc. (“FHI”) (7)
10.2	License Agreement dated February 2006 between FHI and IM Ready Made, LLC (7)
10.3	License Agreement dated November 2005 between FHI and Bill Blass International LLC (7)
10.4	License Agreement dated November 2005 between FHI and Bill Blass International LLC (7)
10.5	License Agreement dated April 1, 2006 between FHI and Bill Blass International LLC (7)
10.6	License Agreement dated April 1, 2006 between FHI and Bill Blass International LLC (7)
10.7	License Agreement dated January 24, 2005 between FHI and Oscar De La Renta, Ltd. (7)
10.8	Trademark License Agreement dated as of November 27, 2002 between FHI and Tyler Trafficante Inc. (Tyler) (7)
10.9	Trademark License Agreement dated as of November 27, 2002 between FHI and Tyler Trafficante Inc. (Richard Tyler) (7)
10.10	Wyatt Loan Agreement dated as of December 31, 2005 (7)
10.11	Loan Agreement dated April 1, 2005 from The Elevation Fund, LLC+
10.12	Loan Extension dated July 18, 2005 from The Elevation Fund, LLC (7)
10.13	Loan Agreement dated July 21, 2005 from American Microcap Investment Fund 1, LLC (7)

10.14	Loan Extension dated January, 2006 from American Microcap Investment Fund 1, LLC (7)
10.15	Loan Agreement dated December 13, 2005 from Diaz Management, Inc. (7)
10.16	Loan Extension dated February 2006 from Diaz Management, Inc. (7)
10.17	Loan Agreement dated July 2006 from Battersea Capital, Inc.+
10.18	Agreement between FHI and LMU & Company dated March 16, 2005+
10.19	Letter Agreement dated July 25, 2006 with Westrec Capital Partners, LLC (8)
10.20	Factoring Agreement dated May 18, 2006 with CIT Commercial Services (8)
10.21	Summary of agreement dated June 30, 2006 regarding warrants issued to The Elevation Fund LLC (8)
10.22	Master Revolving Note dated September 18, 2006 payable to Comerica Bank+
10.23	Credit Enhancement Agreement dated as of September 15, 2006 among the registrant, The Fashion House, Inc. and Westrec Capital partners, LLC+
10.23(a)	Security Agreement dated as of September 15, 2006 among the Registrant, Westrec Capital Partners, LLC and Michael M. Sachs+
10.23(b)	Guaranty of John Hanna dated September 15, 2006+
10.23(c)	Pledge and Security Agreement dated as of September 15, 2006 made by John Hannah in favor of Westrec Capital Partners, LLC and Michael M. Sachs+
21.1	List of subsidiaries
24.1	Power of Attorney (see signature page)+
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on August 22, 2005.
(2)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001
(3)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2003
(4)	Incorporated by reference to Form 8-K filed with the SEC on August 24, 2005.
(5)	Incorporated by reference to Registrant’s Report on Form 10-KSB for the year ended March 31, 2001.
(6)	Incorporated by reference to Registrant’s Form 8-K filed with the SEC on April 4, 2006.
(7)	Incorporated by reference to Registrant’s Form 10-KSB filed with the SEC on April 14, 2006.
(8)	Incorporated by reference to Registrant’s Form 10-QSB for the period ended June 30, 2006.
(9)	Incorporated by reference to Registrant’s Form 10-QSB for the period ended September 30, 2006.
(10)	Incorporated by reference to Registrant’s Form 10-KSB filed with the SEC on April 12, 2007.
(11)	Incorporated by reference to Registrant’s Form 10-QSB for the period ended March 31, 2007.
(12)	Incorporated by reference to Registrant’s Form 10-QSB for the period ended June 30, 2007.
(13)	Incorporated by reference to Form 8-K filed with the SEC on June 13, 2007.
(14)	Incorporated by reference to Form 8-K filed with the SEC on August 13, 2007.
(15)	Incorporated by reference to Registrant’s Form 10-QSB for the period ended September 30, 2007.
(16)	Incorporated by reference to Form 8-K filed with the SEC on February 28, 2008.
(17)	Incorporated by reference to Form 8-K filed with the SEC on April 22, 2008.
+	Previously filed.
**	To be filed by amendment

Item 14. Principal Accountants Fees and Services

The following table sets forth fees billed to The Fashion House Holdings, Inc. by our auditors during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

		December 31, 2007	December 31, 2006
(i)	Audit Fees	$122,470	$130,000
(ii)	Audit Related Fees	$-	$-
(iii)	Tax Fees	$-	$-
(iv)	All Other Fees	$-	$-

(i) The Company has included fees paid to its registered public accounting firm related to the annual audit of financial statements, quarterly reviews, consents issued in connection with the filings of Form SB-2 and review of various SEC comment letters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2008.

The Fashion House Holdings, Inc.

By:	/s/ John Hanna
John Hanna
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hanna and Michael Robbins, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN HANNA	President, Chief Executive	May 14, 2008
JOHN HANNA	Officer and Director
(Principal Executive Officer)

/s/ MICHAEL ROBBINS	Interim Chief Financial Officer	May 14, 2008
MICHAEL ROBBINS	(Principal Interim Financial and
Accounting Officer)

/s/ CHRISTOPHER THOMAS WYATT	Director	May 14, 2008
CHRISTOPHER THOMAS WYATT

/s/ ALAN F. BROIDY	Director	May 14, 2008
ALAN F. BROIDY

/s/ JOSEPH J. MCCANN, JR.	Director	May 14, 2008
JOSEPH J. MCCANN, JR.

Report of Independent Registered Public Accounting Firm

To The Board of Directors
THE FASHION HOUSE HOLDINGS, INC.

We have audited the accompanying consolidated balance sheet of The Fashion House Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for  the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Fashion House Holdings, Inc. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for  the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and has a working capital deficit of $15,481,970 and total capital deficit of $16,104,628 as of December 31, 2007.  On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Grobstein, Horwath & Company LLP

Sherman, Oaks, California
May 13, 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors
THE FASHION HOUSE HOLDINGS, INC.

We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of The Fashion House Holdings, Inc. and subsidiary (the “Company”) for the year ended December 31, 2006, These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has a working capital deficit of $5,187,040 as of December 31, 2006 . These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

/s/ KMJ Corbin & Company LLP

Irvine, California
April 3, 2007

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
Current assets:
Cash	$6,390
Accounts receivable, net of allowance of $244,524	1,230,969
Inventory, net of reserve of $664,521	480,374
Prepaid expenses	109,164
Total current assets	1,826,897
Property and equipment, net	262,574
Restricted cash	136,847
Deposits	68,021
TOTAL ASSETS	$2,294,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to related parties	$11,724,991
Accounts payable and accrued expenses	3,153,672
Accrued payroll and related expenses	239,377
Due to factor	1,066,630
Accrued interest	843,904
Note payable	280,293
Total current liabilities	17,308,867
Long-term liabilities:
Notes payable to stockholder	1,090,100
Total liabilities	18,398,967
Commitments and contingencies
Stockholders’ deficit:
Common stock, no par value;
100,000,000 shares authorized;
24,887,063 shares issued and outstanding	17,847,701
Accumulated deficit	(33,952,329)
Total stockholders’ deficit	(16,104,628)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,294,339

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Net sales	$6,579,335	$9,391,326
Cost of Sales	7,671,574	7,471,260
Gross profit (loss)	(1,092,239)	1,920,066
Operating expenses:
Selling, general and administrative	3,510,962	6,156,699
Payroll and related	2,760,108	2,654,402
Royalties	1,248,060	747,115
Total operating expenses	7,519,130	9,558,216
Loss from operations	(8,611,369)	(7,638,150)
Other income (expense):
Interest expense, net of interest income	(11,832,693)	(7,052,263)
Change in fair value of derivative liabilities	9,240,200	-
Loss before income taxes	(11,203,862)	(14,690,413)
Income taxes	800	800
Net loss	$(11,204,662)	$(14,691,213)
Basic and diluted net loss per share	$(0.45)	$(0.62)
Weighted average shares outstanding — basic and diluted	24,887,063	23,697,292

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock
	Shares	Amount	Accumulated Deficit	Total
Balance at January 1, 2006	20,003,581	$5,601,189	$(8,272,454)	$(2,671,265)
Change in accounting principle	-	688,000	216,000	904,000
Estimated fair value of common stock issued for services	-	83,000	-	83,000
Issuance of common stock for consulting	21,000	36,750	-	36,750
Estimated relative fair value of warrants issued with a note payable	-	909,000	-	909,000
Estimated fair value of warrants issued for penalties	-	2,145,000	-	2,145,000
Estimated fair value of warrants issued for a guarantee	-	2,012,000	-	2,012,000
Estimated fair value of warrant modification	-	1,408,000	-	1,408,000
Issuance of common stock in private placement, net of issuance costs	4,862,482	4,187,762	-	4,187,762
Net loss	-	-	(14,691,213)	(14,691,213)
Balance at December 31, 2006	24,887,063	$17,070,701	$(22,747,667)	$(5,676,966)

Estimated fair value of warrants issued for penalties, net	-	777,000	-	777,000
Initial value of derivative liability		9,240,200		9,240,000
Change in fair value of derivative liabilities	-	(9,240,200)	-	(9,240,200)
Net loss	-	-	(11,204,662)	(11,204,662)
Balance at December 31, 2007	24,887,063	$17,847,701	$(33,952,329)	$(16,104,628)

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,204,662)	$(14,691,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,248	151,481
Allowance for doubtful accounts	112,025	132,499
Estimated fair value of stock issued for services	-	36,750
Amortization of estimated fair value of warrants and BCF	-	6,669,333
Estimated fair value of warrants, net	777,000	-
Change in operating assets and liabilities:
Accounts receivable	1,073,838	(2,081,314)
Inventories	1,104,828	(1,585,202)
Prepaid royalties and expenses	115,137	(55,483)
Deposits	(40,000)	45,852
Accounts payable and accrued expenses	36,842	2,636,757
Accrued payroll and related expenses	39,021	29,053
Accrued interest	575,525	96,300
Net cash used in operating activities	(7,270,198)	(8,615,187)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,612)	(251,375)
Disposals of property and equipment	69,150	-
Restricted cash	(136,847)	-
Net cash used in investing activities	(76,309)	(251,375)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable to stockholder	(4,000)	(33,000)
Proceeds from issuance of common stock, net of issuance costs	-	4,187,762
Advances from related parties	7,751,568	3,973,424
Proceeds from notes payable	-	1,225,000
Repayments of notes payable	(15,000)	(1,675,000)
Repayments of capital lease	(10,930)	(2,186)
Advances from factor	7,600,614	5,137,277
Payments to factor	(8,101,262)	(3,891,488)
Net cash provided by financing activities	7,220,990	8,921,789
Net change in cash	(125,517)	55,227
Cash, beginning year	131,907	76,680
Cash, end of year	$6,390	$131,907

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

Supplemental Disclosure of Cash Flow Information:

	2007	2006
Cash paid during the year for interest	$1,244,029	$299,171
Cash paid during the year for income taxes	$800	$800
Supplemental Schedule of Noncash Investing and Financing Activities:
Initial value of derivative liabilities	$9,240,200	$-
Change in fair value of derivative liabilities	$(9,240,200)	$-
Accrued liabilities converted to notes payable	$191,393	$-
Change in accounting principle	$-	$904,000
Purchase of property and equipment under capital lease	$-	$13,116

See report of independent registered public accounting firm and notes to consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realizability of receivables and inventories; recoverability of long-lived assets; valuation of common stock, derivative liabilities and warrants to purchase common stock; and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses each year from 2004 through 2007, and as of December 31, 2007 the Company has a working capital deficit of $15,481,970 and a stockholders’ deficit of $16,104,628. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue in existence and achieve success in operations is dependent upon numerous items, among which are the growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its ability to obtain financing for operations, for which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company.. No assurance can be given that the Company can achieve or maintain profitable operations.

The Company will require financing to repay its existing obligations and resume operating activities. There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitable operations.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively.

We plan to emerge from Chapter 11 proceedings operating two divisions, wholesale and retail.  Our reorganization plan includes resuming our historical wholesale business model of licensing, designing, manufacturing and marketing designer brand women’s footwear.  We are presently in discussions with several haute couture designers to license their brands. We will retain our successful pattern of building high end footwear for these licensed brands and selling the product in domestic and international markets.  We will also introduce diffusion lines for the same brands at more affordable price points of $79 to $ 150.  The company will continue to limit business to designer brands that highlight design aspects in order to capitalize on brand recognition.

We plan to expand our retail division by opening Shoe Bliss stores in the State of California and ultimately across the United States.

Risks and Uncertainties

Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

Two and three customers accounted for 44% and 42% of sales during the years ended December 31, 2007 and 2006, respectively.

The Company assigns the majority of its trade accounts receivable to a factor (see Note 2). The Company also makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At December 31, 2007, the Company established an allowance for doubtful accounts of $244,524.

Two customers accounted for 80% of accounts receivable as of December 31, 2007, while one account was 15% of the accounts receivable balance at December 31, 2006.

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

In 2006 and 2007, the Company purchased substantially its entire inventory from three vendors. The loss of one of these vendors could have a material adverse effect on the Company’s cash flow and financial position.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the discounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At December 31, 2007, the Company’s management believes there is no impairment of its long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, accrued payroll and related, due to factor, accrued interest, note payable stockholder and notes payable. The carrying value for all such instruments approximates fair value at December 31, 2007 due to their short maturities.

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
December 31, 2007

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

Advertising

The Company expenses advertising costs, consisting primarily of design and printing costs of sales materials, when incurred. Advertising expense for the years ended December 31, 2007 and 2006 amounted to $11,560 and $78,678, respectively.

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

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 106,439,476 and approximately 6,396,000 at December 31, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Stock-Based Compensation

As of December 31, 2007, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

Derivative Financial Instruments

In connection with the issuance of warrants with certain notes payable (see Note 5), the Company was required to file a registration statement in November 2005 and have such registration statement declared effective no later than 180 days following the Merger (the “Effectiveness Deadline”) and to maintain the effectiveness of such registration. In addition, the Company was required to issue certain holders of convertible warrants for each subsequent 30-day period that such registration statement had not been filed and additional warrants for each 30-day period following the Effectiveness Deadline, in which the registration statement was not declared effective. On July 26, 2006, the Company filed the required registration statement. The Company’s registration statement became effective on January 23, 2007. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative  Instruments and Hedging Activities , as amended. Under the provisions of Emerging Issues Task Force (“ EITF ”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

In December 2006, the FASB issued Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“ FSP EITF 00-19-2” ). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies .. FSP EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.

In accordance with the provisions of FSP EITF 00-19-2, the Company elected early adoption of this statement. As of January 1, 2006, the Company recorded the warrant liability of $904,000 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. In recording the entry, the Company credited $688,000 to common stock which represents the estimated fair value of these warrants on the date of issuance and a credit to accumulated deficit of $216,000 which represents the difference between the estimated fair value of these warrants at the date of issuance and the estimated fair value as of December 31, 2005. However, as retrospective application of FSP EITF 00-19-2 is prohibited, the Company has not restated the amounts presented as of December 31, 2007.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

As a result of unsuccessful fund raising efforts, the Company modified an existing warrant (the “Modification”) and therefore did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments (see Note 7). Therefore, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To, And Potentially Settled In, A Company's Own Stock, as a result of the Modification, the Company was required to classify all non-employee options and warrants as derivative liabilities, totaling $9,147,000 as of the Modification date, and record them at their fair values at such date. Any change in fair value is required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company has a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The Company recorded an additional $93,200 for the fair value of warrants issued during the fourth quarter of 2007. As a result of the Modification, the Company reclassified the fair value of non-employee options and warrants of $9,240,200 from additional paid-in capital to derivative liability. During the year ended December 31, 2007, the Company recognized other income of $9,240,200 related to recording the derivative liability at fair value. At December 31, 2007, the warrants are deemed to be worthless, and therefore the derivative liability balance is zero.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model during the period ended December 31, 2007. The following assumptions were used during the fourth quarter of 2007: dividend yield of 0%; annual volatility of 224.2%; and risk free interest rate of 3.07%.

The following is a summary of the changes to the derivative liability during the year ended December 31, 2007:

Derivative liability, January 1, 2007	$-
Derivative liability added during 2007	9,240,200
Change in fair value	(9,240,200)
Derivative liability, December 31, 2007	$-

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

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management does not believe that the adoption of SFAS No. 159 will have a material effect on the Company’s financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAF No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  The two statements are effective for fiscal years beginning after December 15, 2008. Management does not believe that the adoption of these statements will have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Management does not believe that the adoption of this statements will have a material effect on the Company’s financial

NOTE 2 — ACCOUNTS RECEIVABLE FACTORING AND PURCHASE ORDER FINANCING

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

At the Company’s request and at CIT’s sole discretion, CIT advanced funds to the Company at up to 80% of the factor risk accounts. The advance request form was required to be fully executed by the Company and Westrec Capital Partners, LLC (see Note 8). Interest was charged based on the daily debit balances in the funds in use account for the month, at a rate equal to the greater of the sum of 2% plus the J P Morgan Rate, or 6% per annum.

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

At December 31, 2007, the following summarizes the Company’s accounts receivable and related balances:

Trade receivables assigned to factor	$1,378,631
Advances from factors	(1,066,630)

Amounts due from factors	312,001

Unfactored trade accounts receivable	31,477
Non trade receivables	65,385
Allowance for bad debts	(244,524)
Net receivable	$164,339

During the year ended December 31, 2007 and 2006, factoring fees incurred totaled $93,791 and $65,806 respectively.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007:

Office and computer equipment	$163,865
Furniture and fixtures	365,557
529,422
Less accumulated depreciation and amortization	(266,848)
$262,574

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 4 — NOTES PAYABLE TO STOCKHOLDERS

The Company borrowed funds from two founding stockholders for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of December 31, 2007, outstanding borrowings totaled $1,090,100, net of a $4,000 payment made during 2007, and accrued interest totaled $293,363. As of April 15, 2008, no demand for repayment has been made. Interest expense on the notes totaled $89,076 and $78,480 for the year ended December 31, 2007 and 2006, respectively.  The balance above includes a note payable issued during the year ended December 31, 2007 totaling $121,100 in connection with interest expense previously accrued.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Licensing Agreements

For the rights to use trademarks, the Company had entered into licensing agreements with various licensors.

The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

As of December 31, 2007, the Company had rights to use eight trademarks as evidenced by licensing agreements entered into with Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon events of default, as defined.

Minimum annual guaranteed royalty payments on the above licenses are as follows:

Years ending December 31,
2008	$1,083,000
2009	1,401,000
2010	1,625,000
2011	1,748,000
$5,857,000

Royalty expense was $1,248,060 and $747,115 for the years ended December 31, 2007 and 2006, respectively.

On November 26, 2007, the Tyler licenses ended in accordance with the contract termination date. While a two year renewal was available in the agreement, the renewal option was not exercised.

The Company had experienced a declining market for its Blass footwear. As a result, during the fourth quarter of 2007, the Company and Bill Blass began negotiations to terminate the Blass license. While the Company and Blass had mutually agreed that the Company would discontinue the design, manufacture and sale of Blass footwear, a payment of $90,000 by the Company to Blass was to be made to relieve the Company’s obligations under the license agreement for all future minimum payments. This payment has not been made as of the date of this filing.

On January 10, 2008, Oscar de la Renta issued a written notice of default for failure to pay minimum royalties under the Company’s licensing agreement with it.

On January 27, 2008 Isaac Mizrahi requested termination of the Company’s licensing agreement with it.

As of December 31, 2007, the Company has accrued all minimum royalties due under all license agreements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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

Litigation

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively. Active litigation at the time of this bankruptcy filing will be moved to the bankruptcy court.

The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position,  results of operations or cash flows of the Company except as disclosed below.

William Bradhan and Richard Traweek v. The Fashion House, Inc., John Hanna

This matter was filed October 26, 2005, seeking damages for breach of contract and fraud regarding oral arrangements with the Company’s subsidiary. On April 10, 2007, a Notice of Entry of Judgment was filed with the court for the amount of $460,000, which includes interest at 10% per year.  No appeal was filed. In connection with this judgment, the Company has accrued $300,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet based on management’s best estimate of the ultimate settlement of this matter.

Artful Mind Industrial, Ltd.

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Based on the event of a default, of not timely paying the final two payments, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. On October 2, 2007, a default judgment was entered for $315,055, including interest and court costs. The Company has included this amount as accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. A restraining order on $136,847 of the Company’s cash balances at Comerica Bank was obtained and is classified as restricted cash at December 31, 2007. The Company’s senior secured lender filed a lawsuit subsequent to December 31, 2007 to block payment of these funds to Artful Minds.  The matter is currently pending.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
TCK Designs, LTD.

On May 11, 2007, a complaint was filed in New York by TCK Designs, LTD alleging breach of contract for terminating a purported one year agreement without making payment to the Plaintiff. The plaintiff sought damages in the amount of $37,500, plus legal fees and interest. A default judgment was entered on September 24, 2007. On October 31, 2007, an Order to Show Cause with Temporary Restraints was filed in New Jersey, barring the Company’s public warehouse in New Jersey from moving goods stored at that location. On November 5, 2007, at the Company’s request, the Court granted a partial release on the restraining order allowing the Company to continue shipping goods from the public warehouse.  The Company was required by the court to maintain $100,000 of goods at the warehouse and a cash deposit of $40,000 in its attorney’s trust account. The Company had the option of placing an additional $20,000 in the attorney trust account to fully release all goods in the warehouse.  The Company’s senior secured lender filed a lawsuit subsequent to December 31, 2007 to block payment of these funds to Artful Minds.  The court denied this request and the funds were remitted to the plaintiff.

Barry K. Rothman

On October 26, 2007, a complaint was filed in Los Angeles by Barry K. Rothman against the Company, John Hanna, Westrec Capital Partners, LLC and a principal of Westrec Capital Partners, LLC for breach of contract in the amount of $141,733 and appointment of receiver.  The suit relates to failure to pay for legal services. The matter is currently pending.

Bowne of Los Angeles

On December 21, 2007 a complaint was filed in Los Angeles by Bowne of Los Angeles, Inc. for breach of contract in the approximate amount of $20,000. The matter is currently pending.

6310 San Vicente Associate, LLC

On February 15, 2008, a complaint was filed in Los Angeles against the Company by 6310 San Vicente Associates, Inc., the Company’s former landlord for breach of contract for failure to pay rent in the approximate amount of $26,000. The matter is currently pending.
.
Oscar De La Renta, Ltd

On February 19, 2008, a complaint was filed in New York by Oscar De La Renta Ltd. against the Company for breach of contract, unfair competition, and trademark infringement relating to failure to make royalty payments in connection with the Company’s license agreement with Oscar De La Renta, Ltd. The plaintiff seeks damages totaling $1,786,015. The matter is currently pending.

Nikki DeLaTorre v. The Fashion House, Inc., John Hanna, Tom Anzures, DOES 1-10, was settled for $25,000 in September 2006.

Isometric Exhibit, Inc. v. The Fashion House, Inc. and DOES 1 to 10, was settled for $17,500 in October 2006.

Employment Agreements

The Company has entered into employment agreements with certain of its management for services to be provided in the normal course of business. These agreements call for minimum salary levels and various payments upon termination of employment, as defined. In the event of termination for any reason, the Company is required to pay its CEO one year salary and bonus. The CEO’s salary for the year ending December 31, 2007 is $180,000 and the bonus was waived for 2007, 2006, and 2005.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
NOTE 6 — NOTES PAYABLE

In July 2005, the Company issued a note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest were due in April 2006, as amended. In connection with the issuance of the July 11% Note, the Company issued warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock. The warrants vested upon grant, have an exercise price of $1.00 per share and expire in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company issued warrants to purchase an aggregate of 110,000 and 1,430,000 shares of the Company’s common stock during the years ended December 31, 2007 and 2006, respectively, as penalties for not registering the underlying shares timely, as defined (see Note 7). The penalty warrants ceased in January 2007, as the related registration statement was declared effective. The warrants issued during the twelve months ended December 31, 2007 and 2006, for penalties, had fair values totaling $58,000 and $1,048,000, respectively, and the Company recorded such as interest expense upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015. The July 11% Note and accrued interest were repaid in March 2006.

On July 6, 2006, the Company issued a note payable totaling $300,000 with a maturity date of August 20, 2006, and bearing interest at the prime rate plus 5% (the “July Note”). In connection with the issuance of the July Note, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock. The warrant is immediately exercisable, has an exercise price of $1.00 and expires in July 2016. The warrant had a relative fair value of $33,000, and the Company recorded such as debt discount. The Company amortized the debt discount to interest expense during 2006. The Company repaid $75,000 on the note and the maturity date was extended to August 20, 2007. On September 21, 2007, the Company received a written demand for payment on this note. As of the date of this filing, no payment has been made.

On February 8, 2007, the Company issued a note payable totaling $70,293 in connection with services rendered, which bears interest at 1.5% per month. The Company is required to make monthly principal payments of $15,000 through maturity in July 2007. Only one monthly payment has been made on this note since its inception. As a result, the note is currently in default. At December 31, 2007, the outstanding balance was $55,293.

NOTE 7 – DUE TO RELATED PARTIES

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
December 31, 2007

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

During the year ended December 31, 2006, in connection with the Credit Enhancement Agreement, the Company granted a seven-year warrant to purchase a total of 9,000,000 shares of common stock at a purchase price of $0.40 per share that expires in September 2013, as amended - see below. The warrant vested as follows: (i) 20% immediately, (ii) an additional 20% vests, as amended, 60 days after the date of the warrant, and on each succeeding 30th day thereafter such that the entire warrant will vest on the 151st day after the date of the warrant. The estimated fair value of the original warrant was $2,550,000 and the Company was amortizing such amount to interest expense on a straight line basis over the life of the guarantee, of which $1,710,000 was expensed during the year ended December 31, 2007. However, the amount of interest expense recognized at any date will be at least equal to the portion of the grant date fair value of the vested amount.

Effective December 20, 2006, the Company entered into an amended credit enhancement agreement with Westrec, in which, among other things, Westrec agreed to extend its guarantee on behalf of the Company to amounts owed to the Lender and include its guarantee on amounts owed to CIT, the Company’s factor (see Note 2). In exchange for the additional concessions, the Company modified the warrants originally granted to Westrec to increase the number of warrants granted from 5,000,000 to 9,000,000 and decrease the exercise price from $0.65 to $0.40 and extended the maturity date of the guarantee to September 2007. The estimated fair value of the modification was $2,200,000, of which the Company amortized $792,000 to interest expense in the accompanying statements of operations during the year ended December 31, 2007 related to this warrant, which was fully vested at March 31, 2007.

As the termination of the Credit Enhancement Agreement did not occur on September 14, 2007, the number of shares underlying the Warrant was and will be increased in the following amounts, which shares will be immediately vested: (i) an additional number of shares equal to 3% of the shares based on the number of warrants earned, as defined, on September 14, 2007, plus (ii) an additional number of shares equal to 5% of the shares based on the number of warrants earned, as defined, on October 14, 2007, plus (iii) an additional number of shares equal to 8% of the shares based on the number of warrants earned, as defined, on November 13, 2007, plus (iv) an additional number of shares equal to 10% of the shares based on the number of warrants earned, as defined, on December 13, 2007, and (v) an additional number of shares equal to 10% of the shares based on the number of warrants earned, as defined, every 30th day thereafter until the Agreement Termination Date occurs.  If the Company issues equity securities with a purchase price less than the current exercise price of the Warrant, then the exercise price of the Warrant will be reduced to such amount and the number of shares underlying the Warrant will be increased accordingly.  There is no maximum number of warrants to be issued under this agreement.  As of December 31, 2007, the Company issued warrants to purchase an aggregate of 23,455,101 shares of the Company’s common stock.  The warrants are exercisable at $0.05, vested upon grant, were valued at $162,000 (based on the Black Scholes option pricing model), expire through September 15, 2013 and were expensed as additional interest expense during the year ended December 31, 2007.

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

In consideration for this agreement, the Company issued to Westrec an amended Warrant Agreement dated April 10, 2007, to purchase a total of 11,000,000 shares of common stock at an exercise price of $0.40 per share. The Warrant vested upon grant and expires on September 15, 2013. In connection with the warrant modification, the Company recorded $320,000 of interest expense upon grant.  The Company agreed to increase the number of warrants issued under the April Amendment based on certain borrowing thresholds.  During the year ended December 31, 2007, the Company issued warrants to purchase an aggregate of 2,706,901 shares of common stock.  The warrants vested upon grant, had an exercise price of $0.05 per share, expire through September 15, 2013 and had a value of $47,200 (based on the Black Scholes option pricing model) and were recorded as additional interest expense during the year ended December 31, 2007.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

On July 9, 2007, Westrec and the Company entered into a Letter Agreement to amend the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006 (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each Direct Loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of March 31, 2008, $3,134,000 of advances had been made under this amended Agreement.

In November 2007, the Master Revolving Note was assigned by Comerica Bank to Michael M. Sachs, the principal owner of Westrec Capital Partners, LLC.

During the year ended December 31, 2007, the Company incurred total fees to Westrec of approximately $1,213,199, paid $658,713 and owes $554,486, which is included in accounts payable and accrued expenses in the accompanying  consolidated balance sheet.

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

During the year ended December 31, 2006, the Company issued warrants to purchase a warrant to purchase 50,000 shares of restricted common stock to a consultant in connection with the performance of consulting services. The warrant was valued at $28,000 (based on the Black Scholes option pricing model), has an exercise price of $1.00, vested upon grant and expires in December 2016. Such amount was expensed in the accompanying statement of operations during the year ended December 31, 2006.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

During the years ended December 31, 2006, the Company issued warrants to purchase an aggregate of 1,805,000 (net of 1,662,500 cancelled warrants) in connection with the liquidated damages clauses of certain registration rights agreements. These warrants were originally accounted for under the EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and View A of EITF No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Due to certain factors and the liquidated damage provision in the registration rights agreements issued in connection with certain of our notes payable, we determined that the warrants were derivative liabilities. We have elected early adoption of FSP EITF 00-19-2, which supersedes the guidance under EITF 05-4.

During the year ended December 31, 2007, the Company issued warrants to purchase approximately 110,000 shares of the Company’s common stock (see Note 5) in connection with liquidated damages clauses of certain registration rights agreements.

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

During the three months ended December 31, 2007, the Company issued an additional 22,267,055 warrants to purchase common stock to Westrec under the amended Westrec warrant agreement and the Company recognized $93,200 as expense.

Based on the Company’s plans to file Chapter 11 bankruptcy, the warrants were deemed to be worthless, and amount previously recorded on the balance sheet as a derivative liability was reversed and recorded as income in the amount of $9,240,200.

During the year ended December 31, 2007, warrants to purchase a total of 97,341,708 of common stock were granted to Westrec under the Amended and Restated Credit Enhancement Agreement, as amended on July 9, 2007 (see Note 6). As of December 31, 2007, Westrec had been granted a total of 106,537,244 warrants.

The following represents a summary of the warrants outstanding for the years ended December 31, 2007 and 2006:

	Number of Warrants	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2006	2,112,889	$0,92
Granted	23,489,506	0.71
Exercised	-	-
Expired/Forfeited	(6,680,051)	0,71
Balance at December 31, 2006	18,922,344	$0.74
Granted	117,549,475	$0.08
Exercised	-	-
Expired/Forfeited/ Cancelled	(20,000,000)	0.40
Balance at December 31, 2007	116,471,819	$0.16

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The following summarizes information about warrants outstanding at December 31, 2007:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.05	106,439,475	6.0	$0.05	106,439,475	$0.05
$0.56 to $0.80	2,092,466	5.7	$0.68	2,092,466	$0.68
$1.00 to $1.25	7,939,878	4.1	$1.14	7,939,878	$1.14
	116,471,819		$0.16	116,471,819	$0.16

NOTE 9 — INCOME TAXES

Income tax expense consisted of current state income tax expense of $800 for the years ended December 31, 2007 and 2006.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2007	2006
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	6.0%	-
Change in valuation allowance	(40.0%)	(33.9%)
Other	-	(0.1%)
Total	-	-

The following is a summary of the significant components of the Company’s deferred income tax asset as of December 31, 2007:

Net operating loss carryforwards	$20,209,000
Less valuation allowance	(20,209,000)
$-

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

At December 31, 2006, the Company had net operating loss carryforwards of approximately $34,000,000 available to offset future federal and state income taxes that will begin to expire in 2024 and 2014, respectively. SFAS No. 109 requires that the tax benefit of such net operating losses be recorded using current tax rates as an asset to the extent management assesses the utilization of such net operating losses to be more likely than not. Based upon the Company’s short term historical operating performance, the Company provided a full valuation allowance against the deferred tax asset in 2007 and 2006. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. At December 31, 2007, the effect of such limitation, if imposed, has not been determined.

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

NOTE 10 — SUBSEQUENT EVENTS

On January 15, 2008, the Company terminated a substantial portion of its operations because of its continuing cash flow deficits.  Prior to this date, on December 15, 2007, in order to reduce its monthly rent obligation, the Company established a new corporate office by leasing space on a month to month basis at the office location of Westrec Capital Partners, LLC (“Westrec”). On January 15, 2008, concurrent with the reduction of its business operations, the Company surrendered its San Vicente office space.  Westrec is considered a control stockholder of the Company and the Company’s Interim Chief Financial Officer is a part-time and temporary employee of an affiliate of Westrec.

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively.

The Company remains in default under an approximately $8.5 million line of credit initially provided to it by Comerica Bank which was subsequently assigned to Westrec. The Company is also in default of additional amounts owed to Westrec of approximately $3.2 Million.

On January 10, 2008, Oscar de la Renta issued a written notice of default for failure to pay minimum royalties under the Company’s licensing agreement with it.

On January 27, 2008 Isaac Mizrahi requested termination of the Company’s licensing agreement with it.

On February 15, 2008, a compliant was filed in Los Angeles against the Company by 6310 San Vicente Associates, Inc., the Company’s former landlord for breach of contract for failure to pay rent in the approximate amount of $26,000. The matter is currently pending.

On February 19, 2008, a complaint was filed in New York by Oscar De La Renta Ltd. against the Company for breach of contract, unfair competition, and trademark infringement relating to failure to make royalty payments in connection with the Company’s license agreement with Oscar De La Renta, Ltd. The plaintiff seeks damages totaling $1,786,015. The matter is currently pending.

On March 31, 2008, the Company opened a retail store to sell its fashion shoes direct to the public. The store is leased on a month to month basis for a monthly rental payment of $5,000. The store location has 1,500 square feet of space at 607 West Knoll Street, West Hollywood, CA.