Form 10-Q
period 2008-03-31
FASHION HOUSE HOLDINGS INC
filed 2008-05-20
CIK 797329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

  16633 Ventura Blvd., 6th Floor
Encino, CA 91436
  (Address of principal executive offices)  (Zip Code)

  (818) 907-0400
(Issuer’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of May 20, 2008: 24,887,063 shares

Transitional Small Business Disclosure Format: Yes ☐   No ☒

The Fashion House Holdings, Inc

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 and DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash	$11,032	$6,390
Accounts receivable, net of allowance of $46,918	110,905	1,230,969
Inventories	431,554	480,374
Prepaid expenses	44,200	109,164
Total current assets	597,691	1,826,897
Property and equipment, net	242,638	262,574
Restricted cash	136,847	136,847
Deposits	10,000	68,021
TOTAL ASSETS	$987,176	$2,294,339

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Due to related parties	$11,949,457	$11,724,991
Accounts payable and accrued expenses	3,224,701	3,153,672
Accrued payroll and related	239,377	239,377
Due to factor	80,737	1,066,630
Accrued interest	1,280,336	843,904
Notes payable	280,293	280,293
Total current liabilities	17,054,901	17,308,867
Long-term liabilities:
Notes payable to stockholders	1,090,100	1,090,100
Total liabilities	18,145,001	18,398,967
Commitments and contingencies
Stockholders’ deficit:
Common stock, no par value;
100,000,000 shares authorized;
24,887,063 shares issued and outstanding	17,847,701	17,847,701
Accumulated deficit	(35,005,526)	(33,952,329)
Total stockholders’ deficit	(17,157,825)	(16,104,628)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$987,176	$2,294,339

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net sales	$57,163	$2,214,169
Cost of sales and returns	135,928	2,342,294
Gross (loss) profit	(78,765)	(128,125)
Operating expenses:
Selling, general and administrative	462,116	1,295,839
Payroll and related expenses	76,324	716,963
Royalties	-	360,983
Total operating expenses	538,440	2,373,785
Loss from operations	(617,205)	(2,501,910)
Other income (expense):
Interest expense, net of interest income	(436,432)	(2,140,996)
Other Income	440	-
Total other income (expense)	(435,992)	(2,140,996)
Loss before income taxes	(1,053,197)	(4,642,906)
Income taxes	-	800
Net loss	$(1,053,197)	$(4,643,706)
Basic and diluted net loss per share	$(0.04)	$(0.19)
Weighted average shares outstanding — basic and diluted	24,887,063	24,887,063

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,053,197)	$(4,643,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,217	38,363
Bad debt expense	46,918	30,548
Adjustments to fair value of warrants	-	1,768,000
Change in operating assets and liabilities:
Accounts receivable	1,073,147	665,444
Inventories	48,820	523,501
Prepaid expenses	64,964	2,425
Deposits	58,021	-
Accounts payable and accrued expenses	71,029	(1,712)
Accrued interest	436,432	220,824
Net cash provided (used) in operating activities	767,351	(1,396,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,281)	(6,476)
Net cash used in investing activities	(1,281)	(6,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable to stockholder	-	(4,000)
Advances from related parties	224,466	1,751,520
Repayments of notes payable	-	(15,000)
Repayments of capital lease	-	(682)
Advances from factor	-	2,558,393
Payments to factor	(985,894)	(2,914,180)
Net cash provided (used) by financing activities	(761,428)	1,376,051
Net change in cash	4,642	(26,738)
Cash, beginning of the period	6,390	131,907
Cash, end of the period	$11,032	$105,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$-	$152,682

Cash paid during the period for income taxes	$-	$800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued liabilities converted to notes payable	$-	$191,393

See accompanying notes to unaudited condensed consolidated financial statements.

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by The Fashion House Holdings, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007, and pursuant to the instructions to Form 10-Q and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

Going Concern and Chapter 11 Bankruptcy Filed on April 16, 2008

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses for the three months ended March 31, 2008 and each year from 2004 through 2007, and as of March 31, 2008 the Company has a working capital deficit of $16,457,210 and a stockholders’ deficit of $17,157,825. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue in existence and achieve success in operations is dependent upon numerous items, among which are the growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its ability to obtain financing for operations, for which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company. No assurance can be given that the Company can achieve or maintain profitable operations.

The Company will require financing to repay its existing obligations and resume operating activities. There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitable.

On January 15, 2008, the Company terminated a substantial portion of its operations because of its continuing cash flow deficits.  Prior to that date, on December 15, 2007, in order to reduce its monthly rent obligation, the Company established a new corporate office by leasing space on a month to month basis at the office location of Westrec Capital Partners, LLC (“Westrec”) at 16633 Ventura Blvd., 6th Floor, Encino, CA 91436. On January 15, 2008, concurrent with the reduction of its business operations, the Company surrendered its San Vicente office space.  Westrec is considered a control stockholder of the Company because of its warrant position, and the Company’s Interim Chief Financial Officer is a part-time and temporary employee of an affiliate of Westrec.

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively.

The Company plans to emerge from Chapter 11 proceedings operating two divisions, wholesale and retail.  The reorganization plan includes resuming the Company’s historical wholesale business model of licensing, designing, manufacturing and marketing designer brand women’s footwear.  The Company is presently in discussions with several haute couture designers to license their brands and plans to retain its strategy of producing high end footwear for these licensed brands and selling the product in domestic and international markets.  The Company plans to also introduce diffusion lines for the same brands at more affordable price points of $79 to $ 150.  The company will continue to limit business to designer brands that highlight design aspects in order to capitalize on brand recognition.

The Company’s first retail outlet opened on March 31, 2008 and is located at 607 West Knoll, West Hollywood California. This store operates under the name Shoe Bliss and occupies 1,500 square feet of retail space.   The Company plans to expand its retail division by opening Shoe Bliss stores in the State of California and ultimately across the United States.

Risks and Uncertainties

Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

Three customers accounted for 94% of sales during the three months ended March 31, 2008. The three customers were: Amazon.com (23%), Loehman’s (41%), and Gateway (6%). One customer accounted for 25% of sales during the three months ended March 31, 2007.

The Company assigns the majority of its trade accounts receivable to a factor. The Company also makes sales to customers not approved by its factor at its own risk and monitors the outstanding receivable balance. At March 31, 2008, the Company established an allowance for doubtful accounts of $46,918.

Two customers accounted for 96% of accounts receivable as of March 31, 2008.  The two customers were: Bergdorf Goodman (67%) and Winner’s merchant (29%).

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

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the discounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. At March 31, 2008, the Company’s management believes there is no impairment of its long-lived assets.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, restricted cash, accounts payable and accrued expenses, accrued payroll and related, due to factor, due to related parties, notes payable, notes payable stockholders and accrued interest. The carrying value for all such instruments approximates fair value at March 31, 2008 due to their short maturities.

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

Revenue is recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The accounts receivable factor approves credit to the customers and factors the sale. The factor charges the Company .85% of the sales which are factored. For sales that are not factor approved, the Company will ask the customer to prepay before shipment. In some instances, the Company will retain the accounts receivable.

Shipping and handling costs billed to the customers are recorded in sales. Shipping and handling costs as incurred by the Company are recorded in cost of sales.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 141,671,655 and zero at March 31, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Stock-Based Compensation

As of March 31, 2008, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

In accordance with the provisions of FSP EITF 00-19-2, the Company elected early adoption of this statement. As of January 1, 2006, the Company recorded the warrant liability of $904,000 to equity since the only provision which caused the warrants issued to be accounted for as a derivative liability was the liquidated damages provision in the registration rights agreement. In recording the entry, the Company credited $688,000 to common stock which represents the estimated fair value of these warrants on the date of issuance recorded and a credit to accumulated deficit of $216,000 which represents the difference between the estimated fair value of these warrants at the date of issuance and the estimated fair value as of December 31, 2005. However, as retrospective application of FSP EITF 00-19-2 is prohibited, the Company has not restated the amounts presented as of March 31, 2008.

As a result of unsuccessful fund raising efforts, the Company modified an existing warrant (the “Modification”) and therefore did not have a sufficient number of authorized shares to settle outstanding and exercisable options, warrants and convertible instruments (see Note 7). Therefore, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting For Derivative Financial Instruments Indexed To, And Potentially Settled In, A Company's Own Stock, as a result of the Modification, the Company was required to classify all non-employee options and warrants as derivative liabilities, totaling $9,147,000 as of the Modification date, and record them at their fair values at such date. Any change in fair value is required to be recorded as non-operating, non-cash income or expense at each subsequent balance sheet date until the Company has a sufficient number of authorized shares to settle its convertible instruments and non-employee options and warrants. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. The Company recorded an additional $93,200 for the fair value of warrants issued during the fourth quarter of 2007. As a result of the Modification, the Company reclassified the fair value of non-employee options and warrants of $9,240,200 from additional paid-in capital to a derivative liability. During the year ended December 31, 2007, the Company recognized other income of $9,240,200 related to recording the derivative liability at fair value. At December 31, 2007, the warrants were deemed to be worthless as a result of the planned Chapter 11 filing, and therefore the derivative liability balance was reduced to zero.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Management does not believe that the adoption of this statements will have a material effect on the Company’s financial statements.

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

 On July 25, 2007, the Company entered into a new accounts receivable factoring agreement with Ultimate Financial Solutions, LLC (“Ultimate”). The Company agreed to sell and assign to Ultimate all accounts arising from the sale of inventory. At the Company’s request, Ultimate may advance funds to the Company at up to 80% of the factor risk accounts. The Company is charged a factoring fee of .85% on gross invoice amounts. Interest is charged based on the daily debit balances in the funds in use account for the month, at a rate equal to 1.5% above the Prime Rate as published from time to time in the Wall Street Journal. In connection with this agreement, on July 30, 2007, Ultimate paid CIT for the outstanding balance of funds in use by the Company on that day. As a result, the Company’s liability for this amount was effectively transferred from CIT to Ultimate and the CIT agreement was terminated.  The obligations under this agreement are secured by substantially all of the Company’s assets. The loans are personally guaranteed by the principal member of Westrec and a director and shareholder of the Company. The Company did not factor any receivables during the three months ended March 31, 2008 due to the reduction in operations on January 15, 2008 and the Chapter 11 reorganization filed on April 16, 2008.

At March 31, 2008, the following summarizes the Company’s accounts receivable and related balances:

Receivables assigned to factor	$57,258
Advances from factor	(80,737)

Net amounts due to factor	(23,479)

Unfactored accounts receivable	27,927
Non trade receivables	72,638
Allowance for bad debts	(46,918)
Net receivable	$30,168

During the three months ended March 31, 2008 and 2007, factoring fees incurred totaled $27,698 and $23,819 respectively.

On July 17, 2007, the Company entered into an agreement with Ashford Finance, LLC (“Ashford”), whereby Ashford will provide up to $5,000,000 of purchase order financing relating to the Company’s purchases of its products from foreign manufacturers. Ashford will finance an amount up to 90% of the Company’s end buyer’s purchase orders relating to the Company’s purchase order placed with the foreign manufacturer. The Company is charged an Account Management Fee equal to 1.5% per month for Letters of Credit opened by Ashford on behalf of the Company when the amount equals up to 75% of the Company’s related customer purchase orders. The Account Management Fee will increase to 2.5% for Letters of Credit when the amount is in excess of 75% of the related customer purchase order, but in no event will the Letter of Credit amount be greater than 90% of the related customer purchase orders. All loans will also bear interest at the rate of 2% per annum above the Prime Rate as published time to time by the Wall Street Journal. The agreement requires minimum usage during the first twelve months of $3,000,000. If the Company cancels the agreement or fails to open letter of credit that equal the minimum usage, the Company is required to pay all fees under the agreement for the full minimum amount. The loans are secured by virtually all of the Company’s assets. Transactions financed under this agreement are guaranteed by two of the Company’s directors and shareholders, but only in the event that fraud may have occurred. The Company did not execute any purchase order financing transactions during the three months ended March 31, 20008 due to the reduction in operations on January 15, 2008 and the Chapter 11 reorganization filed on April 16, 2008.

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

NOTE 3 — NOTES PAYABLE TO STOCKHOLDERS

The Company borrowed funds from two founding stockholders for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of March 31, 2008, outstanding borrowings totaled $1,090,100, net of a $4,000 payment made during 2007, and accrued interest totaled $315,618. As of March 31, 2008, no demand for repayment has been made. Interest expense on the notes totaled $21,747 and $22,255 for the three months ended March 31, 2008 and 2007, respectively.  The balance above includes a note payable issued during the year ended December 31, 2007 totaling $121,100 in connection with payroll and bonus expense previously accrued.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Licensing Agreements

As a result of our continued cash flow deficits, our license agreements have either been terminated for non-payment of royalties (Isaac and Oscar), or have expired on their original termination date and have not been renewed (Tyler).  Due to a continuing decline in the demand for Blass footwear, this license agreement was mutually terminated. At this time, we do not have any active license agreements in place. We are presently in discussions with several haute couture designers to license their brands. However, there can be no assurances that we will be successful in obtaining additional licenses.

For the rights to use trademarks, the Company had entered into licensing agreements with various licensors.

The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

During the year ended December 31, 2007, the Company had rights to use ten trademarks as evidenced by licensing agreements entered into with Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, tyler, Richard Tyler, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon events of default, as defined.

On November 26, 2007, the Tyler licenses ended in accordance with the contract termination date. While a two year renewal was available in the agreement, the renewal option was not exercised.

The Company had experienced a declining market for its Blass footwear. As a result, during the fourth quarter of 2007, the Company and Bill Blass began negotiations to terminate the Blass license. While the Company and Blass had mutually agreed that the Company would discontinue the design, manufacture and sale of Blass footwear, a payment of $90,000 by the Company to Blass was to be made to relive the Company’s obligations under the license agreement for all future minimum payments. This payment has not been made as of the date of this filing.

On January 10, 2008, Oscar de la Renta issued a written notice of default for failure to pay minimum royalties under the Company’s licensing agreement with it.

On January 27, 2008 Isaac Mizrahi requested termination of the Company’s licensing agreement with it.

Royalty expense was zero and $360,983 for the three months ended March 31, 2008 and 2007, respectively.

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

Artful Mind Industrial, Ltd.

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Based on the event of a default, of not timely paying the final two payments, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. On October 2, 2007, a default judgment was entered for $315,055, including interest and court costs. The Company has included this amount as accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. A restraining order on $136,847 of the Company’s cash balances at Comerica Bank was obtained and is classified as restricted cash at March 31, 2008. The Company’s senior secured lender has filed a lawsuit to block payment of these funds to Artful Minds.  The matter is currently pending.

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

Employment Agreements

The Company has entered into employment agreements with certain of its management for services to be provided in the normal course of business. These agreements call for minimum salary levels and various payments upon termination of employment, as defined. In the event of termination for any reason, the Company is required to pay its CEO one year salary and bonus. The CEO’s salary for the year ending December 31, 2008 is $180,000 and the bonus was waived for 2007, 2006, and 2005.

NOTE 5 — NOTES PAYABLE

In July 2005, the Company issued a note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest were due in April 2006, as amended. In connection with the issuance of the July 11% Note, the Company issued warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock. The warrants vested upon grant, have an exercise price of $1.00 per share and expire in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company issued warrants to purchase an aggregate of zero and 110,000 shares of the Company’s common stock during the three months ended March 31, 2008 and 2007, respectively, as penalties for not registering the underlying shares timely, as defined (see Note 7). The penalty warrants ceased in January 2007, as the related registration statement was declared effective. The warrants issued during the three months ended March 31, 2008 and 2007, for penalties, had fair values totaling zero and $58,000, respectively, and recorded such as interest expense upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015. The July 11% Note and accrued interest were repaid in March 2006.

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

On February 8, 2007, the Company issued a note payable totaling $70,293 in connection with services rendered, which bears interest at 1.5% per month. The Company is required to make monthly principal payments of $15,000 through maturity in July 2007. Only one monthly payment has been made on this note since its inception. As a result, the note is currently in default and a lawsuit was filed to recover the amount from the Company, along with accrued interest. At March 31, 2008, the outstanding principal balance was $55,293.

NOTE 6 – DUE TO RELATED PARTIES

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

On September 18, 2006, the Company entered into a Master Revolving Note (the “Note”) with a bank (the “Lender”) to borrow funds from time to time, at the Lender’s discretion, up to an aggregate of $5.0 million, payable in whole or in part upon demand, at a per annum rate equal to the Lender’s prime rate plus 1% per annum secured by deposits with the Lender. The note replaces previously issued notes by the lender. Upon default, the Company is required to pay an additional 3% interest per annum (the “Default Increase”). In connection with entering into the Note, the Company entered into a Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee the Company’s obligations existing on or before the date that is the earliest of (i) 180 days following the closing of the Note with the Lender, (ii) the termination of Guarantor’s obligations, or (iii) the Company’s repayment in full of the amounts outstanding under Note, as defined. Additionally, pursuant to the terms of the Credit Enhancement Agreement, the Company has agreed to pay the following fees: upon any issuance of a letter of credit by the Lender that is guaranteed by a Guarantor, the Company will pay Westrec 2% of the face amount of the letter of credit; as long as any amount is outstanding on the Note that is guaranteed by a Guarantor, revolving line-of-credit based fees equal to the difference between (a) the sum of 20%, plus (if applicable) the Default Increase (as noted above), or (b) the sum of the Lender’s prime rate plus11.75% per annum , plus (if applicable) the Default Increase (as noted above). In addition, the Company pays a monthly credit monitoring fee of $5,000 for each calendar month up to and including the month of termination. Effective June 1, 2007, the monthly monitoring fee was increased to $9,000 per month to compensate Westrec for the services if the Company’s Interim Chief Financial Officer, which is a part-time and temporary employee of Westrec. The total fee of $9,000 is being accrued and not paid at this time.  Any payments that are deemed late are subject to an additional fee of 5% of each such late payment.

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

Effective December 20, 2006, the Company entered into an amended credit enhancement agreement with Westrec, in which, among other things, Westrec agreed to extend its guarantee on behalf of the Company to amounts owed to the Lender and include its guarantee on amounts owed to CIT, the Company’s factor (see Note 2). In exchange for the additional concessions, the Company modified the warrants originally granted to Westrec to increase the number of warrants granted from 5,000,000 to 9,000,000 and decrease the exercise price from $0.65 to $0.40 and extended the maturity date of the guarantee to September 2007. The estimated fair value of the modification was $2,200,000, of which the Company amortized $792,000 to interest expense during the year ended December 31, 2007 related to this warrant, which was fully vested at March 31, 2007.

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

On April 10, 2007, the Company amended its Note (the “April Amendment”) to increase the borrowing base from an aggregate of $6.5 million to $8.5 million.  In connection with the April Amendment, the Company entered into an amendment of the Credit Enhancement Agreement with Westrec pursuant to which each of the Guarantors agreed to guarantee additional advances under the Comerica Loan of up to an aggregate of $2,000,000, which advances are drawn no later than August 3, 2007, provided that at the time of each advance certain representations, warranties, and conditions are all satisfied. The additional advances of $2,000,000 were fully drawn by August 3, 2007.

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

On July 9, 2007, Westrec and the Company entered into a Letter Agreement to amend the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006 (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each Direct Loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of March 31, 2008, $3,352,483 of advances had been made under this amended Agreement.

In November 2007, the Master Revolving Note was assigned by Comerica Bank to Michael M. Sachs, the principal owner of Westrec Capital Partners, LLC.

During the three months ended March 31, 2008, the Company incurred total fees and interest to Westrec and its principal of approximately $435,660, paid zero and owes $1,124,728, which is included in accrued interest in the accompanying condensed consolidated balance sheet.

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

During the three months ended March 31, 2008, the company issued an additional 35,232,180 warrants to purchase common stock to Westrec under the amended Westrec warrant agreement. The Company did not recognize any expense for theses warrants as they were deemed worthless as a result of the Chapter 11 filing on April 16, 2008.

As of March 31, 2008, Westrec had been granted a total of 141,769,424 warrants.

NOTE 8 — SUBSEQUENT EVENTS

On April 16, 2008, as a result of its continuing cash flow deficits, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively.

The Company remains in default under an approximately $8.5 million line of credit initially provided to it by Comerica Bank which was subsequently assigned to Michael M. Sachs, the principal owner of Westrec Capital Partners, LLC. The Company is also in default of additional amounts owed to Westrec Capital Partners, LLC of approximately $3.4 million.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Some of the statements made by us in this Quarterly Report on Form 10-Q are forward-looking in nature, including but not limited to, statements relating to our future revenue and expenses, licensing agreements, product development, market acceptance, and our management’s plans and objectives for our current and future operations, and other statements that are not historical facts. Forward-looking statements include, but are not limited to, statements that are not historical facts, and statements including forms of the words “intend”, “believe”, “will”, “may”, “could”, “expect”, “anticipate”, “plan”, “possible”, and similar terms. Actual results could differ materially from the results implied by the forward looking statements due to a variety of factors, many of which are discussed throughout this Quarterly Report and in our SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law. Factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us include, but are not limited to:

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

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 financial statements, the Company had suffered recurring losses from operations, and had a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

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

We plan to emerge from Chapter 11 proceedings operating two divisions, wholesale and retail.  Our reorganization plan includes resuming our historical wholesale business model of licensing, designing, manufacturing and marketing designer brand women’s footwear.  We are presently in discussions with several haute couture designers to license their brands. We will retain our successful pattern of producing high end footwear for these licensed brands and selling the product in domestic and international markets.  We will also introduce diffusion lines for the same brands at more affordable price points of $79 to $ 150.  The Company will continue to limit business to designer brands that highlight design aspects in order to capitalize on brand recognition.

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

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007.

Net sales for the three months ended March 31, 2008 were $57,163, a decrease of $2,157,006 or 97% lower than the net sales for the prior year quarter of $2,214,169. The net sales decrease of $2,157,006 was the result of the Company’s decision to curtail operations as a result of continuing cash flow deficits and plan to file Chapter 11 reorganization proceedings.

Gross loss for the three months ended March 31, 2008 was $78,765 or (137.8%) of net sales. This negative gross margin was primarily attributable to discounts and returns offered to customers as a result of the pending Chapter 11 filing.  Gross loss for the three months ended March 31, 2007 was $128,125 or 5.7% of net sales. The gross loss in 2007 was the result of late product deliveries due to our negative cash flow and inability to pay suppliers on time.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses decreased to $538,440 in the three months ended March 31, 2008 from $2,373,785 in 2006, for a decrease of $1,835,345. The decrease in operating expenses is also attributable to the reduction in operations in anticipation of the planned filing of the Chapter 11 reorganization.

The net loss for the three months ended March 31, 2008 is $1,053,197 compared to a net loss of $4,643,706 for the same period in 2006 for a decreased loss of $3,590,509, primarily as a result of the reduction in operations and accounting for derivatives. The loss from operations was $617,205 during the three months ended March 31, 2008 compared to a loss from operations of $2,501,910 for the three months ended March 31, 2007. The decrease in the loss from operations of $1,884,705 was entirely due to the reduction of operations due to continuing cash flow deficits in anticipation of our filing for Chapter 11 reorganization. The Company recorded in other expenses for the three months ended March 31, 2008 charges totaling $435,992. These charges include $436,432 for interest expense and other income of $440. The company recorded in other expenses in the three months ended March 31, 2007 charges totaling $2,140,996. These charges included $1,710,000 to record the fair value of warrants issued as guarantees, $58,000 for stock warrants issued as penalties for late filing and late effectiveness of the Registration Statement on Form SB-2 with the SEC, and interest expense of $372,996.

Liquidity and Capital Resources

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 and 2006 financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

During the three months ended March  31, 2008, Company’s net cash position increased by $4,642 to $11,032. During 2007, as a result of the Artful Minds lawsuit, a lien was placed on $136,847 of the Company’s cash and is classified as restricted cash as of March 31, 2008. The Company’s senior secured lender has filed a lawsuit to block the payment of these funds to Artful Minds.

The Company’s financing activity used net cash of $761,428 for the three month ended March 31, 2008, primarily due to the payment of $985,894 to our factor. The funds to pay the factor came primarily from collections of accounts receivable and also from borrowings from the Company’s senior secured lender of $224,466.  These borrowing are classified as due from related parties at March 31, 2008. There were no advances from the factor during the three months ended March 31, 2008.

Net cash provided in operating activities for the three months ended March 31, 2008 was $767,351, an increase of $2,163,664 from the $1,396,313 used in operating activities in the prior year period. The increase in the cash provided by operating activities resulted from the cost savings associated with the reduction of operations and the collection of outstanding trade receivables.

The Company had cash used for investing activities of 1,281 relating to the purchase of property and equipment for the quarter ended March 31, 2008.  In the 2006 period, the net cash used for investing was $288,397 for the purchase of property and equipment..

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

On July 9, 2007, Westrec and The Company entered into a Letter Agreement to amend the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006, as amended (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each direct loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of March 31, 2008, $3,352,483 of advances had been made under this amended Agreement.

On July 17, 2007, the Company entered into an agreement with Ashford Finance, LLC (“Ashford”), whereby Ashford will provide up to $5,000,000 of purchase order financing relating to the Company’s purchases of its products from foreign manufacturers. Ashford willl finance an amount up to 90% of the Company’s end buyer’s purchase orders relating to the Company’s purchase orders placed with the foreign manufacturer. The Company is charged an Account Management Fee equal to 1.5% per month for Letters of Credit opened by Ashford on behalf of the Company when the amount equals up to 75% of the Company’s related customer purchase orders. The Account Management Fee will increase to 2.5% for Letters of Credit when the amount is in excess of 75% of the related customer purchase order, but in no event will the Letter of Credit amount be greater than 90% of the related customer purchase orders. All loans will also bear interest at the rate of 2% per annum above the Prime Rate as published time to time by the Wall Street Journal. The agreement requires minimum usage during the first twelve months of $3,000,000. If the Company cancels the agreement or fails to open letter of credit that equal the minimum usage, the Company is required to pay all fees under the agreement for the full minimum amount. The loans are secured by virtually all of the Company’s assets. Transactions financed under this agreement are guaranteed by two of the Company’s directors and shareholders, but only in the event that fraud may have occurred. The Company did not execute any purchase order financing transactions during the three months ended March 31, 20008 due to the reduction in operations on January 15, 2008 and the Chapter 11 reorganization filed on April 16, 2008.

On July 25, 2007, the Company entered into a new accounts receivable factoring agreement with Ultimate Financial Solutions, LLC (“Ultimate”). The Company agreed to sell and assign to Ultimate all accounts arising from the sale of inventory. At the Company’s request, Ultimate may advance funds to the Company at up to 80% of the factor risk accounts. The Company is charged a factoring fee of .85% on gross invoice amounts. Interest is charged based on the daily debit balances in the funds in use account for the month, at a rate equal to 1.5% above the Prime Rate as published from time to time in the Wall Street Journal. In connection with this agreement, on July 30, 2007, Ultimate paid CIT for the outstanding balance of funds in use by the Company on that day. As a result, the Company’s liability for this amount was effectively transferred from CIT to Ultimate and the CIT agreement was terminated.  The loans under this agreement are secured by substantially all of the Company’s assets. The loans are personally guaranteed by the principal member of Westrec and a director and shareholder of the Company. The Company did not factor any receivables during the three months ended March 31, 20008 due to the reduction in operations on January 15, 2008 and the Chapter 11 reorganization filed on April 16, 2008.

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

In November 2007, the Master Revolving Note was assigned by Comerica Bank to Michael M. Sachs, the principal owner of Westrec Capital Partners, LLC.

During the three months ended March 31, 2008, the Company incurred total fees and interest to Westrec and its principal of approximately $435,660, paid zero and owes $1,124,728, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

Licenses

As a result of our continued cash flow deficits, our license agreements have either been terminated for non-payment of royalties (Isaac and Oscar), or have expired on their original termination date and have not been renewed (Tyler).  Due to a continuing decline in the demand for Blass footwear, this license agreement was mutually terminated. At this time, we do not have any active license agreements in place. We are presently in discussions with several haute couture designers to license their brands. However, there can be no assurances that we will be successful in obtaining additional licenses.

For the rights to use trademarks, the Company had entered into licensing agreements with various licensors.

The agreements enable the Company to sell products using the name of the licensors in return for a licensing fee based upon sales of the products using the licensors’ names.

During the year ended December 31, 2007, the Company had rights to use ten trademarks as evidenced by licensing agreements entered into with Oscar by Oscar de la Renta, O Oscar by Oscar de la Renta, Blass by Bill Blass, Bill Blass Couture, Blassport and Bill Blass Collection, tyler, Richard Tyler, Isaac Isaac Mizrahi and a new couture brand which expire through March 2011. Under these licensing agreements, the Company agreed to pay the greater of between 3% and 8% of net sales of the licensed products or guaranteed minimums ranging from $70,000 to $1,000,000 per annum, per contract. The licensors may terminate the licensing agreements upon events of default, as defined.

On November 26, 2007, the Tyler licenses ended in accordance with the contract termination date. While a two year renewal was available in the agreement, the renewal option was not exercised.

The Company had experienced a declining market for its Blass footwear. As a result, during the fourth quarter of 2007, the Company and Bill Blass began negotiations to terminate the Blass license. While the Company and Blass had mutually agreed that the Company would discontinue the design, manufacture and sale of Blass footwear, a payment of $90,000 by the Company to Blass was to be made to relive the Company’s obligations under the license agreement for all future minimum payments. This payment has not been made as of the date of this filing.

On January 10, 2008, Oscar de la Renta issued a written notice of default for failure to pay minimum royalties under the Company’s licensing agreement with it.

On January 27, 2008 Isaac Mizrahi requested termination of the Company’s licensing agreement with it.

Royalty expense was zero and $360,983 for the months ended March 31, 2008 and 2007, respectively.

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

Stock Based Compensation

At March 31, 2008, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses for the three months ended March 31, 2008 and each year from 2004 through 2007, and as of March 31, 2008 the Company has a working capital deficit of $16,457,210 and a stockholders’ deficit of $17,157,825. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 The Company’s ability to continue in existence and achieve success in operations is dependent upon numerous items, among which are the growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its ability to obtain financing for operations, for which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company. No assurance can be given that the Company can achieve or maintain profitable operations.

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

There were no other changes to the internal controls during the first quarter ended March 31, 2008 that have materially affected or that are reasonably likely to affect the internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively. Active litigation at the tine of this bankruptcy filing will be moved to the bankruptcy court.

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

During the three months ended March 31, 2008, the Company issued an additional 35,232,180 warrants to purchase common stock to Westrec under the amended Westrec warrant agreement. The Company did not recognize any expense related to these warrants they are deemed worthless due to the Chapter 11 filing on April 16, 2008.

As of March 31, 2008, Westrec had been granted a total of 141,769,424 warrants.

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

Item 3. Defaults Upon Senior Securities

The Company remains in default under an approximately $8.5 million line of credit initially provided to it by Comerica Bank which was subsequently assigned to Michael M. Sachs, the principal owner of Westrec. The Company is also in default of additional amounts owed to Westrec of approximately $3.4 Million.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

The exhibits listed in the Exhibit Index are filed as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Fashion House Holdings, Inc.

Date: May 20, 2008	By:	/s/ John Hanna
John Hanna
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Interim Chief Financial Officer
32.1	Section 1350 Certifications of Chief Executive Officer and Interim Chief Financial Officer