Form 10-Q
period 2008-06-30
FASHION HOUSE HOLDINGS INC
filed 2008-08-21
CIK 797329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of August 12, 2008 there were 24,887,063 shares of the Company’s common stock outstanding.

The Fashion House Holdings, Inc

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$6,104	$6,390
Accounts receivable, net of allowance $244,524	0	1,165,584
Inventories	5,834	480,374
Advances to officers	68,983	65,385
Prepaid expenses	40,444	109,164
Total current assets	121,365	1,826,897
Property and equipment,net	0	262,574
Restricted cash	136,847	136,847
Deposits	10,000	68,021
TOTAL ASSETS	$268,212	$2,294,339

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to related parties	$12,203,725	$11,724,991
Accounts payable and accrued expenses	3,204,550	3,153,672
Accrued payroll and related	239,377	239,377
Due to factor	0	1,066,630
Accrued interest	1,717,069	843,904
Notes payable	280,293	280,293
Total current liabilities	17,645,014	17,308,867
Long-term liabilities:
Notes payable to stockholders	1,090,100	1,090,100
Total Liabilities	18,735,114	18,398,967
Commitments and contingencies
Stockholders' deficit:
Common stock, no par value
100,000,000 shares authorized:
24,887,063 shares issued and outstanding	17,847,701	17,847,701
Accumulated deficit	(36,314,603)	(33,952,329)
Total stockholders' deficit	(18,466,902)	(16,104,628)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$268,212	$2,294,339

See accompanying notes

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Net sales	$160,937	$3,326,464
Cost of sales and returns	567,649	3,393,393
Gross (loss) profit	(406,712)	(66,929)
Operating expenses:
Selling, general and administrative	1,005,713	2,199,532
Payroll and related	76,324	1,430,116
Royalties	0-	640,715
Total operating expenses	1,082,037	4,270,363
Loss from operations	(1,488,749)	(4,337,292)
Other income (expense):
Interest expense, net of interest income	(873,165)	(2,901,866)
Other Income	440	0
Total other income (expense)	(872,725)	(2,901,866)
Loss before income taxes	(2,361,474)	(7,239,158)
Income taxes	800	800
Net loss	$(2,362,274)	$(7,239,958)
Basic and diluted net loss per share	$(0.09)	$(0.29)
Weighted average shares outstanding — basic and diluted	24,887,063	24,887,063

See accompanying notes

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Net sales	$103,775	$1,112,295
Cost of sales and returns	431,722	1,051,099
Gross (loss) profit	(327,947)	61,196
Operating expenses:
Selling, general and administrative	543,597	903,693
Payroll and related	0	713,153
Royalties	0	279,732
Total operating expenses	543,597	1,896,578
Loss from operations	(871,544)	(1,835,382)
Other income (expense):
Interest expense, net of interest income	(436,733)	(760,870)
Other Income	0	0
Total other income (expense)	(436,733)	(760,870)
Loss before income taxes	(1,308,277)	(2,596,252)
Income taxes	800	0
Net loss	$(1,309,077)	$(2,596,252)
Basic and diluted net loss per share	$(0.05)	$(0.10)
Weighted average shares outstanding — basic and diluted	24,887,063	24,887,063

See accompanying notes

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,362,274)	$(7,239,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,155	77,504
Bad debt expense	94,262	49,999
Estimated fair value of warrants	0	2,088,000
Change in: Accounts receivable	1,067,724	1,549,996
Inventories	474,540	(391,615)
Prepaid expenses	68,720	37,513
Deposits	58,021	0
Accounts payable and accrued expenses	50,878	100,902
Accrued interest	873,165	266,266
Net cash provided by (used in) operating activities	589,191	(3,461,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,581)	(8,138)
Net cash used in investing activities	(1,581)	(8,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable to stockholder	0	(4,000)
Advances from related parties	478,734	0
Repayments of notes payable	0	(15,000)
Advances from factor	0	3,823,631
Payments to factor	(1,066,630)	(4,780,976)
Proceeds from line of credit, net		4,454,494
Repayments of capital lease	0	(1,349)
Net cash provided by (used in) financing activities	(587,896))	3,476,800
Net change in cash	(286)	7,296
Cash, beginning of the period	6,390	131,907
Cash, end of the period	$6,104	$139,176

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$-	$548,764

Cash paid during the period for income taxes	$800	$800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued liabilities converted to notes payable	$-	$191,393

See accompanying notes

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Unaudited Condensed Financial Statements

The accompanying condensed consolidated financial statements have been prepared by The Fashion House Holdings, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007, and pursuant to the instructions to Form 10-Q  promulgated by the Securities and Exchange Commission (“SEC”). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

Going Concern and Chapter 11 Bankruptcy Filed on April 16, 2008

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses for the six months ended June 30, 2008 and each year from 2004 through 2007, and as of June 30, 2008 the Company has a working capital deficit of $17,523,649 and a stockholders’ deficit of $18,466,902. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company will require financing to repay its existing obligations and resume operating activities. There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitability.

On January 15, 2008, the Company terminated a substantial portion of its operations because of its continuing cash flow deficits.  Prior to that date, on December 15, 2007, in order to reduce its monthly rent obligation, the Company established a new corporate office by leasing space on a month to month basis at the office location of Westrec Capital Partners, LLC (“Westrec”). On January 15, 2008, concurrent with the reduction of its business operations, the Company surrendered its San Vicente office space.  Westrec is considered a controling stockholder of the Company .

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively.

The Company plans to emerge from Chapter 11 proceedings operating two divisions, wholesale and retail.  The reorganization plan includes resuming the Company’s historical wholesale business model of licensing, designing, manufacturing and marketing designer brand women’s footwear.  The Company is presently in discussions with several haute couture designers to license their brands and plans to retain its strategy of building high end footwear for these licensed brands and selling the product in domestic and international markets.  The Company plans to also introduce diffusion lines for the same brands at more affordable price points of $79 to $ 150.  The company will continue to limit business to designer brands that highlight design aspects in order to capitalize on brand recognition.

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

The Company currently does not extend trade credit to its customers, therefore, at June 30, 2008, no  trade accounts receivable exist..

The Company operates in an industry that is subject to intense competition. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an operating business, including the potential risk of business failure.

Inventories

Inventories consist entirely of footwear and are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company periodically reviews its inventory quantities on hand and adjusts for excess and obsolete inventory.  Once established, write-downs of inventory are considered permanent adjustments to the basis of the excess or obsolete inventory.

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is provided for by using the straight-line method over the estimated useful lives of the related assets, which are five years for machinery and equipment, seven years for furniture and fixtures, and the shorter of lease terms or estimated useful lives for leasehold improvements..

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable.  As of June 30, 2008, all property and equipment was considered to be fully impaired and all remaining carrying value was written off to depreciation and amortization expense.

Revenue Recognition

The Company currently operates a single retail outlet, and revenue is recognized at the point of sale

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 188,662,742 and 2,044,000 at June 30, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Stock-Based Compensation

As of June 30, 2008, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

Recent Accounting Standards

Accounting standards that have been recently issued for which effective dates for implementation are in future periods are not presented herein since they are not applicable to the Company currently or are not likely to be applicable to the Company upon their effective dates.

NOTE 2 — ACCOUNTS RECEIVABLE FACTORING AND PURCHASE ORDER FINANCING

On May 3, 2006, the Company entered into a factoring agreement with CIT Commercial Services (“CIT”), as amended, which was terminated in July 2007.  The Company was charged a factoring fee of 1% on gross invoice amounts. The Company agreed to sell and assign to CIT all accounts arising from the sale of inventory, including those under any trade name, through any divisions, and through any selling agent.

As of June 30, 2008, all factoring debt has been satisfied and the factoring agreement terminated.

NOTE 3 — NOTES PAYABLE TO STOCKHOLDERS

The Company borrowed funds from two founding stockholders for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of June 30, 2008, outstanding borrowings totaled $1,090,100. and accrued interest totaled $337,361. As of June 30, 2008, no demand for repayment has been made. Interest expense on the notes totaled $43,485 and $43,297 for the six months ended June 30, 2008 and 2007, respectively.  The balance above includes a note payable issued during the year ended December 31, 2007 totaling $121,100 in connection with amounts previously accrued.

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

Royalty expense was $0 and $640,715 for the six months ended June 30, 2008 and 2007, respectively.

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

William Bradham and Richard Traweek v. The Fashion House, Inc., John Hanna

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

Artful Mind Industrial, Ltd.

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Based on the event of a default, of not timely paying the final two payments, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. On October 2, 2007, a default judgment was entered for $315,055, including interest and court costs. The Company has included this amount as accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. A restraining order on $136,847 of the Company’s cash balances at Comerica Bank was obtained and is classified as restricted cash at June 30, 2008. The Company’s senior secured lender filed a lawsuit subsequent to December 31, 2007 to block payment of these funds to Artful Minds.  The matter is currently pending.

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

Employment Agreement

The Company has entered into employment agreement with certain of its management for services to be provided in the normal course of business. This agreement calls for minimum salary level and payment upon termination of employment, as defined. In the event of termination for any reason, the Company is required to pay its CEO one year salary and bonus. The CEO’s salary for the year ending December 31, 2008 is $180,000 and the bonus was waived for 2007, 2006, and 2005.

NOTE 5 — NOTES PAYABLE

In July 2005, the Company issued a note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest were due in April 2006, as amended. In connection with the issuance of the July 11% Note, the Company issued a warrant to purchase an aggregate of 1,100,000 shares of the Company’s common stock. The warrants vested upon grant, have an exercise price of $1.00 per share and expire in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company issued warrants to purchase an aggregate of zero and 110,000 shares of the Company’s common stock during the six months ended June 30, 2008 and 2007, respectively, as penalties for not registering the underlying shares timely, as defined (see Note 7). The penalty warrants ceased in January 2007, as the related registration statement was declared effective. The warrants issued during the six months ended June 30, 2008 and 2007, for penalties, had fair values totaling zero and $58,000, respectively, and recorded such as interest expense upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015. The July 11% Note and accrued interest were repaid in March 2006.

On July 6, 2006, the Company issued a note payable totaling $300,000 with a maturity date of August 20, 2006, and bearing interest at the prime rate plus 5% (the “July Note”). In connection with the issuance of the July Note, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock. The warrant is immediately exercisable, has an exercise price of $1.00 and expires in July 2016. The warrant had a relative fair value of $33,000, and the Company recorded such as debt discount. The Company amortized the debt discount to interest expense during 2006. The Company repaid $75,000 on the note and the maturity date was extended to August 20, 2007. On September 21, 2007, the Company received a written demand for payment on this note. As of June 30, 2008, no payment has been made.

On February 8, 2007, the Company issued a note payable totaling $70,293 in connection with services rendered, which bears interest at 1.5% per month. The Company is required to make monthly principal payments of $15,000 through maturity in July 2007. Only one monthly payment has been made on this note since its inception. As a result, the note is currently in default and a lawsuit was filed to recover the amount from the Company, along with accrued interest. At June 30, 2008, the outstanding principal balance was $55,293.

NOTE 6 – DUE TO RELATED PARTIES

In November 2007, the Master Revolving Note amounting to $8,500,000 was assigned by Comerica Bank to Michael M. Sachs, the principal owner of Westrec Capital Partners, LLC.

In 2008 Westrec continued to finance the Company by advancing cash for the Company’s operating expenses.  The Company continues to accrue interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum, and a monthly monitoring fee of $5,000.  As of June 30, 2008, a total of $3,588,251 advances had been made.

During the six months ended June 30, 2008, the Company incurred total fees to Westrec of approximately $867,554, paid zero and owes $1,413,940, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 7 — EQUITY TRANSACTIONS

Warrants

During the six months ended June 30, 2008, the company issued an additional 82,125,498 warrants to purchase common stock to Westrec under the amended Westrec warrant agreement. The Company did not recognize any expense for theses warrants as they were deemed to have nominal or no value as a result of the Chapter 11 filing on April 16, 2008.

As of June 30, 2008, Westrec had been granted a total of 188,662,742 warrants.

NOTE 8 — SUBSEQUENT EVENTS

On July 8, 2008, the Company met with Gilmore Farmers Market, LLC, a company in charge for leasing the Farmers Market commercial space located at Fairfax and 3rd Street in the Los Angeles area.  The Company intends to open another retail outlet at the Farmers Market area.  The lease agreement is in the process of execution.  Once executed, the retail outlet is expected to open sometime at the end of August  2008 or first week of September 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 financial statements, the Company had suffered recurring losses from operations, and had a working capital deficit that raises substantial doubt about its ability to continue as a going concern.

Reduction of Operations, Chapter 11 Filing and Planned Operations

On January 15, 2008, the Company terminated a substantial portion of its operations because of its continuing cash flow deficits.  Prior to that date, on December 15, 2007, in order to reduce its monthly rent obligation, the Company established a new corporate office by leasing space on a month to month basis at the office location of Westrec Capital Partners, LLC (“Westrec”). On January 15, 2008, concurrent with the reduction of its business operations, the Company surrendered its San Vicente office space.  Westrec is considered a control stockholder of the Company.

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

We are also currently identifying and negotiating new designer licenses to actively resume our women’s wholesale business, which was curtailed in January 2008 as part of our business reorganization plans.

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

Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007.

Net sales for the three months ended June 30, 2008 were $103,775, a decrease of $1,008,520 or 91% lower than the net sales for the prior year quarter of $1,112,295. The net sales decrease of $1,008,520 was the result of the Company’s decision to curtail operations as a result of continuing cash flow deficits and plan to file for Chapter 11 reorganization proceedings.

Gross loss for the three months ended June 30, 2008 was $327,947 or (316%) of net sales. This negative gross margin was primarily attributable to inventory reserve for obsolescence taken up as adjustment to cost of sales, and discounts and returns offered to customers as a result of the Chapter 11 reorganization filed on April 16, 2008.  Gross profit for the three months ended June 30, 2007 was $61,196 or 5.5% of net sales.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses decreased to $543,597 in the three months ended June 30, 2008 from $1,896,578 in 2007, for a decrease of $1,352,981. The decrease in operating expenses is also attributable to the reduction in operations and filing of the Chapter 11 reorganization on April 16, 2008.

The net loss for the three months ended June 30, 2008 is $1,309,077 compared to a net loss of $2,596,252 for the same period in 2007 for a decreased loss of $1,287,175, primarily as a result of the termination of a substantial portion of our operations because of continuing cash flow deficits. The loss from operations was $871,544 during the three months ended June 30, 2008 compared to a loss from operations of $1,835,382 for the three months ended June 30, 2007. The decrease in the loss from operations of $963,838 was entirely due to the reduction of operations due to continuing cash flow deficits. The Company recorded in other expenses for the three months ended June 30, 2008 interest expense of  $436,733. The Company recorded in other expenses in the three months ended June 30, 2007 charges totaling $760,870.  These charges included $320,000 to record the fair value of warrants issued as guarantees and interest expense of $440,354.

Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007.

Net sales for the six months ended June 30, 2008 were $160,937, a decrease of $3,165,527 or 95% from the same period in the prior year . This decrease was the result of the Company’s decision to curtail operations as a result of continuing cash flow deficits and plan to file for Chapter 11 reorganization proceedings.

Gross loss for the six months ended June 30, 2008 was $406,712 or (253%) of net sales. This negative gross margin was primarily attributable to inventory reserve for obsolescence taken up as adjustment to cost of sales, and discounts and returns offered to customers as a result of the Chapter 11 reorganization filed on April 16, 2008.  Gross loss for the six months ended June 30, 2007 was $66,929 or (2.0%) of net sales.  The loss in gross margin was the result of late product deliveries due to our negative cash flow and inability to pay suppliers on time.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses decreased to $1,082,037 in the six months ended June 30, 2008 from $4,270,363 in 2007, for a decrease of $3,188,326. The decrease in operating expenses is also attributable to the reduction in operations and filing of the Chapter 11 reorganization on April 16, 2008.

The net loss for the six months ended June 30, 2008 is $2,362,274 compared to a net loss of $7,239,958 for the same period in 2007 for a decreased loss of $4,877,684, primarily as a result of the termination of a substantial portion of our operations because of continuing cash flow deficits. The loss from operations was $1,488,749 during the six months ended June 30, 2008 compared to a loss from operations of $4,337,292 for the six months ended June 30, 2007. The decrease in the loss from operations of $2,848,543 was entirely due to the reduction of operations due to continuing cash flow deficits. The Company recorded in other expenses for the six months ended June 30, 2008 interest expense of $872,725.  The Company recorded in other expenses in the six months ended June 30, 2007 charges totaling $2,901,866.  These charges included $2,088,000 to record the fair value of warrants issued as guarantees and interest expense of $813,350.

Liquidity and Capital Resources

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2008, Company’s net cash position decreased by $286 to $6,104. During 2007, as a result of the Artful Minds lawsuit, a lien was placed on $136,847 of the Company’s cash and is classified as restricted cash as of June 30, 2008. The Company’s senior secured lender has filed a lawsuit to block the payment of these funds to Artful Minds.

The Company’s financing activity used net cash of $587,896 for the six months ended June 30, 2008, primarily due to the payment of $1,066,630 to our factor. The funds to pay the factor came primarily from collections of accounts receivable and also from borrowings from the Company’s senior secured lender of $478,734.  These borrowing are classified as due from related parties at June 30, 2008. There were no advances from the factor during the six months ended June 30, 2008.

Net cash provided by operating activities for the six months ended June 30, 2008 was $589,191, an increase of $4,050,584 from the $3,461,393 used in operating activities in the prior year period. The increase in the cash provided by operation activities resulted from the cost savings associated with the reduction of operations and the collection of outstanding trade receivables.

The Company had cash used for investing activities of $1,581 relating to the purchase of property and equipment for the six months ended June 30, 2008.  In the 2007 period, the net cash used for investing was $8,138 for the purchase of property and equipment.

Financing Activities

We have historically financed our operations primarily with borrowings from our senior secured lender.

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

On July 9, 2007, Westrec and The Company entered into a Letter Agreement to amend the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006, as amended (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each Direct Loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of June 30, 2008, $3,588,251 of advances had been made under this amended Agreement.

On July 17, 2007, the Company entered into an agreement with Ashford Finance, LLC (“Ashford”), whereby Ashford will provide up to $5,000,000 of purchase order financing relating to the Company’s purchases of its products from foreign manufacturers. Ashford willl finance an amount up to 90% of the Company’s end buyer’s purchase orders relating to the Company’s purchase orders placed with the foreign manufacturer. The Company is charged an Account Management Fee equal to 1.5% per month for Letters of Credit opened by Ashford on behalf of the Company when the amount equals up to 75% of the Company’s related customer purchase orders. The Account Management Fee will increase to 2.5% for Letters of Credit when the amount is in excess of 75% of the related customer purchase order, but in no event will the Letter of Credit amount be greater than 90% of the related customer purchase orders. All loans will also bear interest at the rate of 2% per annum above the Prime Rate as published time to time by the Wall Street Journal. The agreement requires minimum usage during the first twelve months of $3,000,000. If the Company cancels the agreement or fails to open letter of credit that equal the minimum usage, the Company is required to pay all fees under the agreement for the full minimum amount. The loans are secured by virtually all of the Company’s assets. Transactions financed under this agreement are guaranteed by two of the company’s directors and shareholders, but only in the event that fraud may have occurred.  The company did not execute any purchase order financing transactions during the six months ended June 30, 2008 due to the reduction in operations on January 15, 2008 and the Chapter 11 reorganization filed on April 16, 2008.

On July 25, 2007, the Company entered into a new accounts receivable factoring agreement with Ultimate Financial Solutions, LLC (“Ultimate”). The Company agreed to sell and assign to Ultimate all accounts arising from the sale of inventory. At the Company’s request, Ultimate may advance funds to the Company at up to 80% of the factor risk accounts. The Company is charged a factoring fee of .85% on gross invoice amounts. Interest is charged based on the daily debit balances in the funds in use account for the month, at a rate equal to 1.5% above the Prime Rate as published from time to time in the Wall Street Journal. In connection with this agreement, on July 30, 2007, Ultimate paid CIT for the outstanding balance of funds in use by the Company on that day. As a result, the Company’s liability for this amount was effectively transferred from CIT to Ultimate and the CIT agreement was terminated.  The loans under this agreement are secured by substantially all of the Company’s assets. The loans are personally guaranteed by the principal member of Westrec and a director and shareholder of the Company.  The Company did not factor any receivables during the six months ended June 30, 2008 due to the reduction in operations on January 15, 2008 and the Chapter 11 reorganization filed on April 16, 2008.

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

In November 2007, the Master Revolving Note was assigned by Comerica Bank to Michael M. Sachs, the principal owner of Westrec Capital Partners, LLC.

During the six months ended June 30, 2008, the Company incurred total fees to Westrec of approximately $867,554, paid zero and owes $1,413,940, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

Royalty expense was $0 and $640,715 for the six months ended June 30, 2008 and 2007, respectively.

Future Liquidity

Our principal sources of liquidity consist of existing cash balances. We believe the key factors to our liquidity in 2008 will be our ability to successfully emerge from Chapter 11 proceedings and execute on our plans to reestablish our business lines and ultimately become profitable. There is no assurance that the Company will be able to accomplish these objectives. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.

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

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/loss, as well as on the value of certain assets on our consolidated balance sheet. We believe that there are or historically were several accounting policies that are or were critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition and stock-based compensation. In addition, please refer to Note 1 to the accompanying consolidated financial statements for further discussion of our significant accounting policies.

Revenue Recognition

In 2007 and prior, revenue was recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The Factor approved credit to the customers on the factored sales and charges us ..85% of sales.  Beginning in 2008, the company operated a single retail outlet, and revenue was recognized at the point of sale.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses for the six months ended June 30, 2008 and each year from 2004 through 2007, and as of June 30, 2008 the Company has a working capital deficit of $17,523,649 and a stockholders’ deficit of $18,466,902. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company will require financing to repay its existing obligations and resume operating activities. There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitable

On January 15, 2008, the Company terminated a substantial portion of its operations because of its continuing cash flow deficits.  Prior to that date, on December 15, 2007, in order to reduce its monthly rent obligation, the Company established a new corporate office by leasing space on a month to month basis at the office location of Westrec Capital Partners, LLC (“Westrec”). On January 15, 2008, concurrent with the reduction of its business operations, the Company surrendered its San Vicente office space.  Westrec is considered a control stockholder of the Company.

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

We plan to expand our retail division by opening Shoe Bliss stores in the State of California and ultimately across the United

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2008, the company issued an additional 82,125,498 warrants to purchase common stock to Westrec under the amended Westrec warrant agreement. The Company did not recognize any expense related to these warrants they are deemed worthless due to the Chapter 11 filing on April 16, 2008.

As of June 30, 2008, Westrec had been granted a total of 188,662,742 warrants.

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

The Fashion House Holdings, Inc.

Date: August 21, 2008	By:	/s/ John Hanna
John Hanna
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Controller
32.1	Section 1350 Certifications of Chief Executive Officer and Controller