Form 10KSB/A
period 2007-12-31
FASHION HOUSE HOLDINGS INC
filed 2008-09-12
CIK 797329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A

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

Item 8/A . Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures to ensure that information  required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective  to ensure that information required to be disclosed in the reports we file under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such disclosure controls and procedures were not effective to ensure that information required to be disclosed was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2007, there were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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