Form 10KSB/A
period 2007-12-31
FASHION HOUSE HOLDINGS INC
filed 2008-10-21
CIK 797329

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Exhibit A

Item 8/A . Controls and Procedures

Management's annual report on internal control over financial reporting. Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal controls over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal controls over financial reporting, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal controls over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, with the participation of the CEO and CFO, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal controls over financial reporting were not effective because a) certain of our financial reporting functions lacked adequate segregation and oversight (due to substantial reduction in the number of employees as a result of extreme financial distress), and b) we were unable to prepare financial statements or file all required  reports in a timely manner.

Changes in Internal Control over Financial Reporting.  Further, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the Company’s fourth fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report.

Disclosure controls and procedures reporting as promulgated under the Exchange Act is defined as controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, the CEO and CFO have concluded that these controls and procedures were not effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported within the timeframe specified by the SEC’s rules and forms because we did not timely report our findings with respect to our the internal controls over financial reporting in our annual report, as such term is defined in Rule 13a-15(f). We have since that time filed our findings with respect to our internal controls over financial reporting.

This Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8/A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8/A in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 21, 2 008.

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

Signatures	Title	Date

/s/ JOHN HANNA	President, Chief Executive	October 21, 2008
JOHN HANNA	Officer and Director
(Principal Executive Officer)

/s/ MELDY RAFOLS	Controller and Principal Accounting Officer	October 21, 2008
MELDY RAFOLS

/s/ CHRISTOPHER THOMAS WYATT	Director	October 21, 2008
CHRISTOPHER THOMAS WYATT