Form 10-Q
period 2008-09-30
FASHION HOUSE HOLDINGS INC
filed 2008-11-19
CIK 797329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2008 there were 24,887,063 shares of the Company’s common stock outstanding.

The Fashion House Holdings, Inc

31.1 Certification of Chief Executive Officer
31.2 Certification of Controller
32.1 Section 1350 Certifications of Chief Executive Officer and Controller

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$41,744	$6,390
Accounts receivable, net of allowance at December 31, 2007 of $61,675	0	1,165,584
Inventories, net of allowance at December 31, 2007 of $1,096,076	31,387	480,374
Advances to officers	74,433	65,385
Prepaid expenses	50,020	109,164
Total current assets	197,584	1,826,897
Property and equipment, net	0	262,574
Restricted cash	0	136,847
Deposits	23,516	68,021
TOTAL ASSETS	$221,100	$2,294,339

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to related parties	$12,322,510	$11,724,991
Accounts payable and accrued expenses	3,223,559	3,153,672
Accrued payroll and related expenses	246,200	239,377
Due to factor	0	1,066,630
Accrued interest	2,166,289	843,904
Notes payable	280,293	280,293
Total current liabilities	18,238,851	17,308,867
Long-term liabilities:
Notes payable to stockholders	1,090,100	1,090,100
Total Liabilities	19,328,951	18,398,967
Commitments and contingencies
Stockholders' deficit:
Common stock, no par value
100,000,000 shares authorized:
24,887,063 shares issued and outstanding	17,847,701	17,847,701
Accumulated deficit	(36,955,552)	(33,952,329)
Total stockholders' deficit	(19,107,851)	(16,104,628)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$221,100	$2,294,339

See accompanying notes

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Net sales	$254,311	$5,093,725
Cost of sales and returns	576,076	5,352,594
Gross (loss) profit	(321,765)	(258,869)
Operating expenses:
Selling, general and administrative	1,266,214	3,018,343
Payroll and related	94,518	2,027,722
Royalties	0	915,134
Total operating expenses	1,360,732	5,961,199
Loss from operations	(1,682,497)	(6,220,068)
Other income (expense):
Interest expense, net of interest income	(1,322,386)	(11,298,029)
Change in fair value of derivative liabilities	0	6,322,000
Other income	2,460	0
Total other income (expense)	(1,319,926)	(4,976,029)
Loss before income taxes	(3,002,423)	(11,196,097)
Income taxes	800	800
Net loss	$(3,003,223)	$(11,196,897)
Basic and diluted net loss per share	$(0.12)	$(0.45)
Weighted average shares outstanding — basic and diluted	24,887,063	24,887,063

See accompanying notes

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Net sales	$93,373	$1,767,261
Cost of sales and returns	8,426	1,959,201
Gross (loss) profit	84,947	(191,940)
Operating expenses:
Selling, general and administrative	260,502	818,811
Payroll and related	18,194	597,606
Royalties	0	274,419
Total operating expenses	278,696	1,690,836
Loss from operations	(193,749)	(1,882,776)
Other income (expense):
Interest expense, net of interest income	(449,220)	(8,396,163)
Change in fair value of derivative liabilities	0	6,322,000
Other Income	2,020
Total other income (expense)	(447,200)	(2,074,163)
Loss before income taxes	(640,949)	(3,956,939)
Income taxes	0	0
Net loss	$(640,949)	$(3,956,939)
Basic and diluted net loss per share	$(0.03)	$(0.16)
Weighted average shares outstanding — basic and diluted	24,887,063	24,887,063

See accompanying notes

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,003,223)	$(11,196,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,155	117,757
Bad debt expense	94,262	66,637
Estimated fair value of warrants	0	9,924,000
Change in fair value of warrant liabilities	0	(6,322,000)
Accounts receivable	1,071,322	1,000,531
Inventories	448,987	415,142
Prepaid expenses	59,144	(309,586)
Deposits	44,505	0
Accounts payable and accrued expenses	69,887	229,750
Accrued payroll and related expenses	6,823	63,111
Deferred revenue	0	28,684
Accrued interest	1,322,385	348,474
Net cash provided by (used in) operating activities	378,247	(5,634,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Recovery of restricted cash	136,847	0
Advances to officers	(9,048)	0
Purchases of property and equipment	(1,581)	(8,611)
Net cash provided by (used in) investing activities	126,218	(8,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable to stockholder	0	(4,000)
Advances from related parties	597,519	0
Proceeds from notes payable	0	1,640,000
Repayments of notes payable	0	(15,000)
Advances from factor	0	5,737,949
Payments to factor	(1,066,630)	(6,354,342)
Proceeds from line of credit, net	0	4,526,576
Repayments of capital lease	0	(2,352)
Net cash provided by (used in) financing activities	(469,111)	5,528,831
Net change in cash	35,354	(114,177)
Cash, beginning of the period	6,390	131,907
Cash, end of the period	$41,744	$17,730

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$-	$1,028,911

Cash paid during the period for income taxes	$800	$800

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Accrued liabilities converted to notes payable	$-	$191,393

Reclassification of derivative liabilities	$-	$9,147,000

See accompanying notes

THE FASHION HOUSE HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, the realizability of inventories, and deferred tax assets. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern and Chapter 11 Bankruptcy Filed on April 16, 2008

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses for the nine months ended September 30, 2008 and each year from 2004 through 2007, and as of September 30, 2008 the Company has a working capital deficit of $18,041,267 and a stockholders’ deficit of $19,107,851. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 The Company’s ability to continue in existence and achieve success in operations is dependent upon numerous items, among which include its emerging from bankruptcy with a viable business plan, the growth of revenues from its products, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its ability to obtain financing for operations, for which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions or others that may be encountered could have a materially adverse effect on the Company.  No assurance can be given that the Company will emerge from bankruptcy with a viable business plan, and if it does, that it can and will achieve or maintain profitable operations.

The Company will require financing to repay its existing obligations and resume operating activities. There can be no assurance that additional funding will be adequate or will enable the Company to achieve or sustain profitability.

On January 15, 2008, the Company terminated a substantial portion of its operations because of its continuing cash flow deficits.  Prior to that date, on December 15, 2007, in order to reduce its monthly rent obligation, the Company established a new corporate office by leasing space on a month to month basis at the office location of Westrec Capital Partners, LLC (“Westrec”). On January 15, 2008, concurrent with the reduction of its business operations, the Company surrendered its San Vicente office space.  Westrec is considered a controlling stockholder of the Company.

On April 16, 2008, the Company and its wholly owned subsidiary filed voluntary petitions under Chapter 11 of the US Bankruptcy Code with the United States Bankruptcy Court, Central District of California, file numbers 1:08-BK-12363-KT and 1:08-BK-12359-KT, respectively.

The Company plans to emerge from Chapter 11 proceedings operating two divisions, wholesale and retail.  The reorganization plan includes resuming the Company’s historical wholesale business model of licensing, designing, manufacturing and marketing designer brand women’s footwear.  The Company is presently in discussions with several haute couture designers to license their brands and plans to retain its strategy of building high end footwear for these licensed brands and selling the product in domestic and international markets.  The Company plans to also introduce diffusion lines for the same brands at  price points of $79 to $ 150.  The Company will continue to limit business to designer brands that highlight design aspects in order to capitalize on brand recognition.

The Company’s first retail outlet opened on March 31, 2008 and is located at 607 West Knoll, West Hollywood California. This store operates under the name Shoe Bliss and occupies 1,500 square feet of retail space.

On August 27, 2008 the Company signed a lease agreement with Gilmore Farmers Market, LLC for its second retail outlet located at 6333 W. 3rd Street, Los Angeles, California.  The Company opened the retail store on September 7, 2008.  The lease term will end on January 15, 2009. The Company plans to expand its retail division by opening Shoe Bliss stores in the State of California and ultimately across the United States.

Risks and Uncertainties

Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

The Company currently does not extend trade credit to its customers, therefore, at September 30, 2008, no trade accounts receivable exist.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable.  As of September 30, 2008, all property and equipment was considered to be fully impaired and all remaining carrying value was written off to depreciation and amortization expense.

Revenue Recognition

The Company currently operates two retail outlets, and revenue is recognized at the point of sale.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 251,077,748 and 62,959,613 at September 30, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Stock-Based Compensation

As of September 30, 2008, the Company had no stock-based compensation plans and has not issued any share-based payments to its employees.

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

As of September 30, 2008, all factoring debt has been satisfied and the factoring agreement has been terminated.

NOTE 3 — NOTES PAYABLE TO STOCKHOLDERS

The Company borrowed funds from two founding stockholders for working capital purposes, which bear interest at 8% per annum and are due 13 months from the date of demand. As of September 30, 2008, outstanding borrowings totaled $1,090,100 and accrued interest totaled $359,342. As of September 30, 2008, no demand for repayment has been made. Interest expense on the notes totaled $65,466 and $65,279 for the nine months ended September 30, 2008 and 2007, respectively.  The balance above includes a note payable issued during the year ended December 31, 2007 totaling $121,100 in connection with amounts previously accrued.

NOTE 4 — COMMITMENTS AND CONTINGENCIES

Licensing Agreements

As a result of the Company’s continued cash flow deficits, all of the license agreements have either been terminated for non-payment of royalties (Isaac and Oscar), or have expired on their original termination date and have not been renewed (Tyler).  Due to a continuing decline in the demand for Blass footwear, this license agreement was mutually terminated. At this time, the Company does not have any active license agreements in place. The Company is presently in discussion with several haute couture designers to license their brands. However, there can be no assurances that it will be successful in obtaining additional licenses.

Royalty expense was $0 and $915,134 for the nine months ended September 30, 2008 and 2007, respectively.

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

Artful Mind Industrial, Ltd.

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Based on the event of a default, of not timely paying the final two payments, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. On October 2, 2007, a default judgment was entered for $315,055, including interest and court costs. The Company has included this amount as accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. A restraining order on $136,847 of the Company’s cash balances at Comerica Bank was obtained and was classified as restricted cash at December 31, 2007. The Company’s senior secured lender filed a lawsuit subsequent to December 31, 2007 to block payment of these funds to Artful Minds.  On September 3, 2008, the Company was able to recover the restricted cash.

TCK Designs, LTD.

On May 11, 2007, a complaint was filed in New York by TCK Designs, LTD alleging breach of contract for terminating a purported one year agreement without making payment to the Plaintiff. The plaintiff sought damages in the amount of $37,500, plus legal fees and interest. A default judgment was entered on September 24, 2007. On October 31, 2007, an Order to Show Cause with Temporary Restraints was filed in New Jersey, barring the Company’s public warehouse in New Jersey from moving goods stored at that location. On November 5, 2007, at the Company’s request, the Court granted a partial release on the restraining order allowing the Company to continue shipping goods from the public warehouse.  The Company was required by the court to maintain $100,000 of goods at the warehouse and a cash deposit of $40,000 in its attorney’s trust account. The Company had the option of placing an additional $20,000 in the attorney trust account to fully release all goods in the warehouse.  The Company’s senior secured lender filed a lawsuit subsequent to December 31, 2007 to block payment of these funds to Artful Minds?.  The court denied this request and the funds were remitted to the plaintiff.

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

NOTE 5 — NOTES PAYABLE

In July 2005, the Company issued a note payable totaling $550,000, bearing interest at 11 percent per annum (the “July 11% Note”). The July 11% Note and accrued interest were due in April 2006, as amended. In connection with the issuance of the July 11% Note, the Company issued a warrant to purchase an aggregate of 1,100,000 shares of the Company’s common stock. The warrants vested upon grant, have an exercise price of $1.00 per share and expire in August 2008. In connection with the registration rights issued with the July 11% Notes and related warrants (see Note 1), the Company issued warrants to purchase an aggregate of 110,000 shares of the Company’s common stock during the nine months ended September 30, 2007 as a penalty for not registering the underlying shares timely, as defined (see Note 7). The penalty warrants ceased in January 2007, as the related registration statement was declared effective. The warrants issued had a fair value totaling $58,000, which was recorded as interest expense upon grant. The warrants vested upon grant, had an exercise price of $1.00 per share and expire in August 2015. The July 11% Note and accrued interest were repaid in March 2006.

On July 6, 2006, the Company issued a note payable totaling $300,000 with a maturity date of August 20, 2006, and bearing interest at the prime rate plus 5% (the “July Note”). In connection with the issuance of the July Note, the Company issued a warrant to purchase 60,000 shares of the Company’s common stock. The warrant was immediately exercisable, had an exercise price of $1.00 and expires in July 2016. The warrant had a relative fair value of $33,000, and the Company recorded such as debt discount. The Company amortized the debt discount to interest expense during 2006. The Company repaid $75,000 on the note and the maturity date was extended to August 20, 2007. On September 21, 2007, the Company received a written demand for payment on this note. As of September 30, 2008, no payment has been made.

On February 8, 2007, the Company issued a note payable totaling $70,293 in connection with services rendered, which bears interest at 1.5% per month. The Company was required to make monthly principal payments of $15,000 through maturity in July 2007. Only one monthly payment has been made on this note since its inception. As a result, the note is currently in default and a lawsuit was filed to recover the amount from the Company, along with accrued interest. At September 30, 2008, the outstanding principal balance was $55,293.

NOTE 6 – DUE TO RELATED PARTIES

In November 2007, the Master Revolving Note amounting to $8,500,000 was assigned by Comerica Bank to Michael M. Sachs, the principal owner of Westrec Capital Partners, LLC.

In 2008 Westrec continued to finance the Company by advancing cash for the Company’s operating expenses.  The Company continues to accrue interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum, and a monthly monitoring fee of $5,000.  As of September 30, 2008, a total of $3,701,091 advances had been made.

During the nine months ended September 30, 2008, the Company incurred total fees to Westrec of approximately $1,303,697, paid zero and owes $1,850,082, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

NOTE 7 — EQUITY TRANSACTIONS

Warrants

During the nine  months ended September 30, 2008, the company issued an additional 144,540,504 warrants to purchase common stock to Westrec under the amended Westrec warrant agreement. The Company did not recognize any expense for these warrants as they were deemed to have nominal or no value as a result of the Chapter 11 filing on April 16, 2008.

As of September 30, 2008, Westrec had been granted a total of 251,077,748 warrants.

NOTE 8 — SUBSEQUENT EVENTS

No subsequent events.

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

Our current operations include sales at our retail outlets opened on March 31, 2008, located at 607 West Knoll, West Hollywood California, and September 7, 2008 at 6333 W. 3rd Street, Los Angeles, California. The stores operate under the name Shoe Bliss and occupy 1,500 square feet and 1,200 square feet of retail space respectively.   At Shoe Bliss, we sell well known designer brands at a discount between 50% to 75% of the retail prices. Our shoes sell in our retail stores for $39 to $120, while similar shoes retail in the market place from $140 to $300.  This retail division allows us to reduce warehousing expenses, produce current income, and keep our brand names in the market, thus preserving our goodwill.

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

As a result of our continued cash flow deficits, all of our license agreements have either been terminated for non-payment of royalties (Isaac and Oscar), or have expired on their original termination date and have not been renewed (Tyler).  Due to a continuing decline in the demand for Blass footwear, this license agreement was mutually terminated. At this time, we do not have any active license agreements in place. We are presently in discussions with several haute couture designers to license their brands. However, there can be no assurances that we will be successful in obtaining additional licenses.

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

Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007.

Net sales for the three months ended September 30, 2008 were $93,373, a decrease of $1,673,888 or 95% lower than the net sales for the prior year quarter of $1,767,261. The net sales decrease of $1,673,888 was the result of the Company’s decision to curtail operations as a result of continuing cash flow deficits and plan to file for Chapter 11 reorganization proceedings.

Gross income for the three months ended September 30, 2008 was $84,947 or 90.9% of net sales. This gross margin was primarily attributable to the sale of the remaining off-season inventories of the company at the retail store opened in March 2008 at the West Hollywood location and in September 2008 at the Farmers Market location in Los Angeles.  Gross loss for the three months ended September 30, 2007 was $191,940 or (10.9%) of net sales.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses decreased to $278,696 in the three months ended September 30, 2008 from $1,690,836 in 2007, for a decrease of $1,412,140. The decrease in operating expenses is also attributable to the reduction in operations and filing of the Chapter 11 reorganization on April 16, 2008.

The net loss for the three months ended September 30, 2008 is $640,949 compared to a net loss of $3,956,939 for the same period in 2007 for a decreased loss of $3,315,990 primarily as a result of the termination of a substantial portion of our operations because of continuing cash flow deficits. The loss from operations was $193,749 during the three months ended September 30, 2008 compared to a loss from operations of $1,882,776 for the three months ended September 30, 2007. The decrease in the loss from operations of $1,689,027 was entirely due to the reduction of operations due to continuing cash flow deficits. The Company recorded in other expenses for the three months ended September 30, 2008 charges in the amount of $447,220.  These charges include $449,220 in interest charges and other income of $2,020.   The Company recorded in other expenses for the three months ended September 30, 2007 charges totaling $2,074,163. These charges include $9,147,000 expense to record the fair value of warrants issued as guarantees, $6,322,000 income to record the change in fair value of derivative liabilities, and interest expense of $554,163.

Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007.

Net sales for the nine months ended September 30, 2008 were $254,311, a decrease of $4,839,415 or 95% from the same period in the prior year. This decrease was the result of the Company’s decision to curtail operations as a result of continuing cash flow deficits and plan to file for Chapter 11 reorganization proceedings.

Gross loss for the nine months ended September 30, 2008 was $321,765 or (127%) of net sales. This negative gross margin was primarily attributable to the inventory reserve for obsolescence taken up as an adjustment to cost of sales, and discounts and returns offered to customers as a result of the Chapter 11 reorganization filed on April 16, 2008.  Gross loss for the nine months ended September 30, 2007 was $258,869 or (5.0%) of net sales.  The loss in gross margin was the result of late product deliveries due to our negative cash flow and inability to pay suppliers on time.

Operating expenses include all costs associated with design, development, sales, marketing, distribution, purchasing, and corporate functions. Operating expenses decreased to $1,360,732 in the nine months ended September 30, 2008 from $5,961,199 in 2007, for a decrease of $4,600,467. The decrease in operating expenses is also attributable to the reduction in operations and filing of the Chapter 11 reorganization on April 16, 2008.

The net loss for the nine months ended September  30, 2008 is $3,003,223 compared to a net loss of $11,196,897 for the same period in 2007 for a decreased loss of $8,193,674, primarily as a result of the termination of a substantial portion of our operations because of continuing cash flow deficits. The loss from operations was $1,682,497 during the nine months ended September 30, 2008 compared to a loss from operations of $6,220,068 for the nine months ended September 30, 2007. The decrease in the loss from operations of $4,537,571 was entirely due to the reduction of operations due to continuing cash flow deficits. The Company recorded in other expenses for the nine months ended September 30, 2008 $1,319,926 consisting of interest expense of $1,322,386 and other income of $2,460.  The Company recorded in other expenses for the nine months ended September 30, 2007 charges totaling $4,976,029. These charges included $9,924,000 expense to record the fair value of warrants issued as guarantees, $6,322,000 income to record the change in fair value of derivative liabilities, and interest expense of $813,350.

Liquidity and Capital Resources

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2008, Company’s net cash position increased by $35,354 to $41,744. During 2007, as a result of the Artful Minds lawsuit, a lien was placed on $136,847 of the Company’s cash and is classified as restricted cash.  The Company’s senior secured lender has filed a lawsuit to block the payment of these funds to Artful Minds.  On September 3, 2008, the Company was able to recover the restricted cash.

The Company’s financing activity used net cash of $469,111 for the nine months ended September 30, 2008, primarily due to the payment of $1,066,630 to our factor. The funds to pay the factor came primarily from collections of accounts receivable and also from borrowings from the Company’s senior secured lender of $597,519.  These borrowing are classified as due to related parties at September 30, 2008. There were no advances from the factor during the nine months ended September 30, 2008.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $378,247, an increase of $6,012,644 from the $5,634,397 used in operating activities in the prior year period. The increase in the cash provided by operating activities resulted from the cost savings associated with the reduction of operations and the collection of outstanding trade receivables.

The Company had cash used for investing activities of $126,218 relating to the recovery of restricted cash of $136,847, advances to officers in the amount of $9,048 and purchase of property and equipment amounting to $1,581 for the nine months ended September 30, 2008.  In the 2007 period, the net cash used for investing was $8,611 for the purchase of property and equipment.

Financing Activities

We have historically financed our operations primarily with borrowings from our senior secured lender.

On July 9, 2007, Westrec and The Company entered into a Letter Agreement to amend the Amended and Restated Credit Enhancement Agreement dated as of December 20, 2006, as amended (the “Agreement”). The purpose of the Letter Agreement was to amend the Agreement to allow for direct loans to the Company in addition to the credit enchantment facility with Comerica Bank. Each Direct Loan shall be shall be due and payable on demand and shall bear interest at a rate equal to the greater of (i) twenty percent (20%) per annum, or (ii) the sum of (A) the prime rate, plus (B) 11.75% per annum. While there is no obligation to continue these loans, as of September 30, 2008, $3,701,091 of advances had been made under this amended Agreement.

On July 17, 2007, the Company entered into an agreement with Ashford Finance, LLC (“Ashford”), whereby Ashford provided up to $5,000,000 of purchase order financing relating to the Company’s purchases of its products from foreign manufacturers. Ashford  financed up to 90% of the Company’s end buyer’s purchase orders relating to the Company’s purchase orders placed with the foreign manufacturer. The Company was charged an Account Management Fee equal to 1.5% per month for Letters of Credit opened by Ashford on behalf of the Company when the amount equaled up to 75% of the Company’s related customer purchase orders. The Account Management Fee increased to 2.5% for Letters of Credit when the amount was in excess of 75% of the related customer purchase order, but in no event was the Letter of Credit amount greater than 90% of the related customer purchase orders. All loans accrued interest at the rate of 2% per annum above the Prime Rate as published time to time by the Wall Street Journal. The agreement required minimum usage during the first twelve months of $3,000,000.  The company did not execute any purchase order financing transactions during the nine months ended September 30, 2008 due to the reduction in operations on January 15, 2008 and the Chapter 11 reorganization filed on April 16, 2008.

On July 25, 2007, the Company entered into a new accounts receivable factoring agreement with Ultimate Financial Solutions, LLC (“Ultimate”). The Company agreed to sell and assign to Ultimate all accounts arising from the sale of inventory. At the Company’s request, Ultimate may advance funds to the Company at up to 80% of the factor risk accounts. The Company is charged a factoring fee of .85% on gross invoice amounts. Interest is charged based on the daily debit balances in the funds in use account for the month, at a rate equal to 1.5% above the Prime Rate as published from time to time in the Wall Street Journal. In connection with this agreement, on July 30, 2007, Ultimate paid CIT for the outstanding balance of funds in use by the Company on that day. As a result, the Company’s liability for this amount was effectively transferred from CIT to Ultimate and the CIT agreement was terminated.  The loans under this agreement are secured by substantially all of the Company’s assets. The loans are personally guaranteed by the principal member of Westrec and a director and shareholder of the Company.  The Company did not factor any receivables during the nine months ended September 30, 2008 due to the reduction in operations on January 15, 2008 and the Chapter 11 reorganization filed on April 16, 2008.

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

In November 2007, the Master Revolving Note was assigned by Comerica Bank to Michael M. Sachs, the principal owner of Westrec Capital Partners, LLC.

During the nine months ended September 30, 2008, the Company incurred total fees to Westrec of approximately $1,303,697,  paid zero and owes $1,850,082, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

Licenses

As a result of our continued cash flow deficits, all of our license agreements have either been terminated for non-payment of royalties (Isaac and Oscar), or have expired on their original termination date and have not been renewed (Tyler).  Due to a continuing decline in the demand for Blass footwear, this license agreement was mutually terminated. At this time, we do not have any active license agreements in place. We are presently in discussions with several haute couture designers to license their brands. However, there can be no assurances that we will be successful in obtaining additional licenses.

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

Royalty expense was $0 and $915,134 for the nine months ended September 30, 2008 and 2007, respectively.

Future Liquidity

Our principal sources of liquidity consist of existing cash balances and proceeds from retail sales of our products. We believe the key factors to our liquidity in the remainder of 2008 and 2009 will be our ability to successfully emerge from Chapter 11 proceedings and execute on our plans to reestablish our business lines and ultimately become profitable. There is no assurance that the Company will be able to accomplish these objectives. Our cash requirements will also depend on numerous other variable factors, including the rate of growth of sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, and the timing and level of accounts receivable collections.

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

Revenue Recognition

In 2007 and prior, revenue was recognized upon shipment of goods from the public warehouse to the customers, which is when title transfers to the customers. The Factor approved credit to the customers on the factored sales and charges us ..85% of sales.  The Company is currently operating two retail outlets, and revenue is recognized at the point of sale.

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

Going Concern

The condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses for the nine months ended September 30, 2008 and each year from 2004 through 2007, and as of September 30, 2008 the Company has a working capital deficit of $18,041,267 and a stockholders’ deficit of $19,107,851.These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We plan to expand our retail division by opening Shoe Bliss stores in the State of California and ultimately across the United

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Principal Accounting Officer, are responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Internal controls over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, with the participation of the CEO and Principal Accounting Officer, evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal controls over financial reporting were not effective because a) certain of our financial reporting functions lacked adequate segregation and oversight (due to substantial reduction in the number of employees as a result of extreme financial distress), and b) we were unable to prepare financial statements or file all required  reports in a timely manner.

Changes in Internal Control over Financial Reporting.  Further, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act that occurred during the Company’s third fiscal quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Artful Mind Industrial, Ltd.

On March 6, 2007, the Company was served with a complaint, which Artful Mind Industrial Ltd. (“Artful Mind”) filed on March 1, 2007 alleging that the Company failed to make payments owed under a Settlement Agreement (the “Agreement”) entered into between Artful Mind, Go Moda Limited and the Company in September 27, 2006. Artful Mind seeks judgment for the full amount of all payments due, which approximates $295,000, together with interest at a rate of 9% per annum beginning on January 14, 2007 and costs of collection, including reasonable attorneys’ fees incurred. Based on the event of a default, of not timely paying the final two payments, the entire balance of all payments due were accelerated and became immediately due and interest on all unpaid amounts accrued at a rate of 9% per annum. The complaint states that the Company is currently in default on the final two payments. On October 2, 2007, a default judgment was entered for $315,055, including interest and court costs. The Company has included this amount as accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet. A restraining order on $136,847 of the Company’s cash balances at Comerica Bank was obtained and was classified as restricted cash at December 31, 2007. The Company’s senior secured lender filed a lawsuit subsequent to December 31, 2007 to block payment of these funds to Artful Minds. On September 3, 2008, the Company was able to recover the restricted cash.

TCK Designs, LTD.

On May 11, 2007, a complaint was filed in New York by TCK Designs, LTD alleging breach of contract for terminating a purported one year agreement without making payment to the Plaintiff. The plaintiff sought damages in the amount of $37,500, plus legal fees and interest. A default judgment was entered on September 24, 2007. On October 31, 2007, an Order to Show Cause with Temporary Restraints was filed in New Jersey, barring the Company’s public warehouse in New Jersey from moving goods stored at that location. On November 5, 2007, at the Company’s request, the Court granted a partial release on the restraining order allowing the Company to continue shipping goods from the public warehouse.  The Company was required by the court to maintain $100,000 of goods at the warehouse and a cash deposit of $40,000 in its attorney’s trust account. The Company had the option of placing an additional $20,000 in the attorney trust account to fully release all goods in the warehouse.  The Company’s senior secured lender filed a lawsuit subsequent to December 31, 2007 to block payment of these funds to Artful Minds.?  The court denied this request and the funds were remitted to the plaintiff.

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

During the nine months ended September 30, 2008, the Company issued an additional 144,540,504 warrants to purchase common stock to Westrec under the amended Westrec warrant agreement. The Company did not recognize any expense related to these warrants they are deemed worthless due to the Chapter 11 filing on April 16, 2008.

As of September 30, 2008, Westrec had been granted a total of 251,077,748 warrants.

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

The Fashion House Holdings, Inc.

Date: November 19, 2008	By:	/s/ John Hanna
John Hanna
Chief Executive Officer

EXHIBIT INDEX

31.1 Certification of Chief Executive Officer
31.2 Certification of Controller
32.1 Section 1350 Certifications of Chief Executive Officer and Controller